Form 10-K
period 2024-12-31
DMC Global Inc.
filed 2025-02-24
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $281,030,947 as of June 30, 2024.

The number of shares of Common Stock outstanding was 20,241,851 as of February 18, 2025.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2024.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Statements addressing events or developments that we expect or anticipate will occur in the future, including statements relating to our future operating performance, any of our businesses’ future financial and operational growth or technical and product expansions, the potential acquisition of the 40% minority interest in Arcadia Products, LLC ("Arcadia Products"), expected benefits from enhancements to our systems and applications, our backlog and anticipated future sales and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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
•The availability and cost of funds;
•Fluctuations in foreign currencies;
•Actions of activist stockholders or others; and
•The impact of our stockholder protection rights agreement, which includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
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

Arcadia Products uses a network of manufacturing, fabrication and distribution centers throughout the United States to sell its products, while DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. Refer to Note 11 within Part II, Item 8 — Financial Statements and Supplementary Data for net sales, operating income, and total assets for each of our segments.

Our Strategy

Our strategy is to maximize the value of our company by capitalizing on the unique strengths of each of our three businesses. Arcadia Products, which has established a differentiated model for its core commercial building products, serves a multi-billion dollar addressable market and is seeking to grow its position in its targeted markets throughout the western and southwestern United States. DynaEnergetics and NobelClad each have established leadership positions in their respective segments of the energy and industrial equipment industries, and both are pursuing various growth opportunities.

On January 29, 2024, we announced our Board of Directors (the "Board") had initiated a review of strategic alternatives for DynaEnergetics and NobelClad. The process formalized our ongoing efforts to unlock shareholder value. The Board retained financial advisors to assist in evaluating current strategies, operations, and capital structure, and considered sales, mergers, and other strategic combinations. On October 21, 2024, we announced that the Board was no longer actively marketing DynaEnergetics and NobelClad.

During 2024, we had several leadership changes across the Company and the Board. At our Arcadia Products business, James Chilcoff stepped down as President on October 8, 2024, and Christopher Scocos served as interim President until James Schladen returned to Arcadia as its President on February 3, 2025. On our Board, Simon Bates was named as a new independent director on June 23, 2024. On October 16, 2024, David Aldous resigned as a director and as Chairman, and the Board appointed director James O’Leary as Executive Chairman (which the Board has determined to be an executive officer), while director Ouma Sananikone was named Lead Independent Director. Also, on October 16, 2024, Peter Rose notified the Company of his decision to retire from the Board at the end of his current term. Mr. Rose will continue to serve as a director through the Company’s 2025 Annual Meeting of Stockholders and will not stand for re-election at such meeting.

In November 2024, Michael Kuta retired as the Company’s President and Chief Executive Officer and as a member of the Board, and the Board appointed James O’Leary as the Company’s Interim President and Chief Executive Officer, in addition to his role as Executive Chairman, effective as of November 29, 2024.

Business Segments

Arcadia Products

Arcadia Products provides architectural building products to the U.S. construction industry through three divisions: Arcadia, which serves the commercial exteriors market; Wilson Partitions, which serves the commercial interiors market; and Arcadia Custom, which serves the high-end residential market.

Arcadia

Arcadia designs, engineers, fabricates and finishes aluminum framing systems, windows, curtain walls, storefronts and entrance systems for the commercial exteriors market. It primarily operates an integrated “hub and satellite” model in which light manufacturing, anodizing and painting of aluminum components are performed in Vernon, California, and component products are shipped to a network of service centers located in growing markets throughout the western and southwestern United States. At times, Arcadia Products also sources anodized material directly from third-party extruders. Products are designed to address regional needs and preferences, and each satellite seeks to offer superior product availability, short lead times, product customization, and design and engineering support. Arcadia serves a loyal customer base consisting primarily of local and regional glazing contractors, subcontractors, commercial architects and designers. In 2024, Arcadia accounted for approximately 75% of the net sales of Arcadia Products.

Wilson Partitions

Wilson Partitions serves the commercial interior framing and partitions markets across the U.S., providing framing systems, aluminum doors, sliding systems and glazing systems. Wilson Partitions is supported by centralized manufacturing facilities in California, as well as support facilities in Connecticut and Texas. Its products address both new construction and repairs and remodels; and product capabilities include noise control, fire rating, built-to-order custom finishes, and other functional and aesthetic features. In 2024, Wilson Partitions accounted for approximately 11% of the net sales of Arcadia Products.

Arcadia Custom

Arcadia Custom serves the high-end residential construction market throughout the United States, and is supported by manufacturing facilities in California, Arizona and Connecticut. It provides a broad offering of custom, fully fabricated aluminum, steel and wood windows and doors to the luxury home market. Arcadia Custom works closely with architects, owners, contractors and installers to provide support throughout the planning, design and installation phases of a residential construction process. In 2024, Arcadia Custom accounted for approximately 14% of the net sales of Arcadia Products.

Environmental Sustainability

Arcadia Products’ operations have an ongoing focus on environmental sustainability, including hazardous waste recycling and initiatives aimed at reducing waste. All of Arcadia’s commercial building products and many of our residential product offerings are made from aluminum, including recycled aluminum content.

Many of our architectural products help architects, developers, and building owners achieve their energy-efficiency and sustainability goals by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. Arcadia Products offers high-performance products that comply with the Leadership in Energy and Environmental Design (LEED) Green Building Rating System. In addition, Arcadia Products offers renovation solutions to help modernize aging buildings, providing significantly improved energy performance.

Operations

Arcadia Products is headquartered in Vernon, California, and operates four manufacturing facilities and 10 fabrication and distribution facilities. Anodized and painted aluminum components for all Arcadia Products divisions are manufactured in Vernon, with additional painting and manufacturing capacity in its Tucson, Arizona facility.

During the years ended December 31, 2024, 2023 and 2022, Arcadia Products represented approximately 39%, 42% and 46% of our consolidated net sales, respectively.

Products

The Arcadia division manufactures, assembles and sells aluminum window and door systems, as well as architectural components. These include architectural framing systems, windows, curtain walls, entrance systems and sun control products. These product offerings allow architects to create distinctive looks for buildings such as office towers, airports, hotels, education and athletic facilities, health care locations, government buildings, retail centers, mixed use and multi-family residential buildings, while also meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

Wilson Partitions manufactures and sells door framing systems, aluminum doors, sliding systems and glazing systems.

Arcadia Custom designs and manufactures thermally broken steel and aluminum windows and doors and custom wood doors and windows.

Arcadia Products offer product warranties that it believes are competitive for the markets in which its products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served.

Suppliers and Raw Materials

Materials used in Arcadia and Wilson Partitions' commercial products include aluminum extrusions, both finished and unfinished, paint and hardware. Materials used in Arcadia Custom's residential products include aluminum, steel, wood, paint, fabricated glass and hardware. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time and are primarily sourced in North America. Generally, we have been able to address raw material price increases in our product pricing to customers. The results of operations can be impacted by a delay between the time of a raw material cost increase and our price capture.

Aluminum is our most important raw material, and we currently have the ability to source from several major suppliers. Other raw materials are readily available from a variety of domestic sources. Arcadia Products generally has good relationships with its suppliers and strives to proactively manage raw material availability and pricing.

Competition

Arcadia and Wilson Partitions

The North American exterior and interior commercial construction markets are highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, regional satellites, local availability, lead-time, on-time delivery, project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with our customers and strive to provide value throughout the value chain. There is a great deal of competition in the North American commercial window, storefront and partition manufacturing industry, and the Arcadia and Wilson Partition divisions compete against several national, regional and local manufacturers, as well as regional paint and anodizing finishing companies.

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

Arcadia Custom’s sales strategy focuses on direct selling through a national internal sales team and a dealer network that market our products to architects and luxury home builders. The sales team focuses on attracting and retaining dealers by striving to consistently provide exceptional customer service, leading product designs and quality, technical expertise and competitive pricing.

Ownership and Management

Following the closing of the Arcadia Products acquisition in December 2021, DMC (through its direct ownership and indirect ownership through our subsidiary DMC Korea) owns 60% of Arcadia Products and the remaining 40% is owned by New Arcadia Holdings, Inc., which is wholly-owned by Synergex Arcadia Holdings LLC, and successor to the previous majority owner of Arcadia, Inc. (“Munera”). Arcadia Products is governed by an Operating Agreement among the Company, Arcadia Products and Munera (the “Operating Agreement”). Pursuant to the Operating Agreement, the Company has the right to appoint four directors to Arcadia Products’ board of directors (the “Arcadia Board”), one of whom will serve as Chairman of the Arcadia Board, and Munera has the right to appoint three directors. If Munera’s ownership in Arcadia Products declines, the number of directors it has the right to appoint will be reduced in the manner set forth in the Operating Agreement. The Arcadia Board generally acts by majority vote of the directors, but certain matters specified in the Operating Agreement require the affirmative vote of 80% of the directors.

At any time at or after September 6, 2026, Munera has the right (but not the obligation) to require the Company to purchase (the “Put Option”) its interests in Arcadia Products for a price based on the higher of (a) a value based on the acquisition purchase price and (b) a multiple of Arcadia Products’ average EBITDA for the preceding two fiscal years and its projected EBITDA for the then-current fiscal year (the “Option Purchase Price”), and at any time on or after December 23, 2024, the Company has the right (but not the obligation) to purchase all of Munera’s interests for a price calculated the same as above (the “Call Option”). If the Put Option is exercised, the Option Purchase Price may be paid, at DMC’s option, (i) in cash or (ii) 20% in cash and 80% in shares of preferred stock of the Company. If the Company exercises the Call Option, the Option Purchase Price would be paid in cash. In addition, if the Company or all of its assets are acquired, the Call Option will be deemed to be exercised in connection with such a transaction.

DynaEnergetics

DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. During the well drilling process, steel casing is inserted into the well and cemented in place to isolate and support the integrity of the wellbore. A perforating system, which contains a series of specialized explosive shaped charges, is used to punch holes through the casing and cement liner of the well and into the geologic formation surrounding the well bore. The channels created by the shaped charges allow hydrocarbons to flow back into the wellbore. When hydraulic fracturing is employed, the perforations and channels also provide a starting point and a path for the fracturing fluid to enter and return from the formation.

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

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the three years ended December 31, 2024, 2023 and 2022, the DynaEnergetics segment represented approximately 45%, 44% and 40% of our consolidated net sales, respectively.

DynaEnergetics’ operates manufacturing facilities in Germany and the United States. In Troisdorf, Germany, DynaEnergetics has six integrated detonator manufacturing lines, two shaped charge lines and a detonating cord manufacturing line. In Liebenscheid, Germany, DynaEnergetics operates a manufacturing facility for perforating guns and associated hardware. In the United States, DynaEnergetics has three shaped charge manufacturing lines in Blum, Texas where product assembly and metal fabricating also occur. We have a second metal fabricating facility in Whitney, Texas. These locations provide global capacity for shaped charge and perforating gun production and enhance delivery and customer service capabilities in key markets.

Products

IS2 / IS3: DynaEnergetics has focused on the advancement of safe and selective perforating products for use in North America’s shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ Intrinsically Safe Initiating Systems, which include the IS2TM Customer Assembled (CA) detonator and the wire-free, plug-in, IS2 Top Fire (TF) detonator. The IS2 TF detonator is the key enabling technology in DynaEnergetics’ family of DS Factory-Assembled, Performance-Assured perforating systems. The IS2 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers. In response to the exacting needs of customers, we expanded and enhanced the IS2 product line, including adding an IS2 MS igniter specifically designed for the DS MicroSet™ as well as an upgrade of all IS2 detonators to the more proficient IS2 Xpress which provides improved performance through a more intuitive automated firing panel process. In the fourth quarter of 2023, we introduced a new and improved generation of the intrinsically safe detonator, the IS3. This more technically advanced and compact detonator was developed internally to provide the platform for the next generation of DS systems utilizing advanced manufacturing, built-in redundancies and advanced digital capabilities.

DS Systems: The DS InfinityTM Factory-Assembled, Performance-Assured perforating systems combine all of DynaEnergetics' advanced technologies into a preassembled perforating gun that is armed at the well site with the Plug-and-Go™ IS2 / IS3 TF detonator. The IS2 TF detonator is wire-free and eliminates the customary process of wiring the detonator into the perforating system at the well site. All DS systems are operated using in-house designed and manufactured InfinityTM Control Panels. The Infinity Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pump-down operation. The system also incorporates a shot detection function resulting in significant time and cost savings. Design advancements to the IS2 / IS3 lines of initiation products enable customers to safely and reliably fire up to 100 systems and set a plug in a single run. All DS systems can be tested before going down hole using the Infinity Surface Tester, reducing the risk of lost time, mishaps, misruns and misfires due to a system fault. DynaEnergetics is currently upgrading all of its perforating systems to utilize the next generation IS3 detonator, which will enhance the user experience.

DynaEnergetics has successfully expanded the family of DS perforating systems with various models: DS Echo™, for re-frac applications; DS LoneStar™, a single-shot system that delivers large, ultra-consistent entry holes with enhanced formation contact, and DS NLine™, an oriented systems that features several shaped charges on a lateral plane. This continues DynaEnergetics' work over many years to refine its systems to further improve reliability and expand its product offerings. In 2024, DynaEnergetics successfully completed the commercial launch of DS NLine 2.0, a passive oriented system, and DS Gravity 2.0, a self-orientating system. Both systems successfully utilize the new IS3 detonator platform. Customer acceptance of these systems is occurring with demand continuing to grow. Additionally in 2024, DynaEnergetics also completed trials with the DS Infinity 2.0 system, which features the intrinsically safe IS3 detonator platform. We expect commercial adoption to continue in 2025.

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

TCP Systems: DynaEnergetics Tubing Conveyed Perforating ("TCP") systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the off-shore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. The TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. DynaEnergetics' tools are designed to withstand down-hole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.

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

Plug and Abandonment: The DynaSlotTM perforating system is designed for plug and abandonment (P&A) operations. During well abandonment, the wellbore is encased and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated from each other and the wellbore. The DynaSlot perforating system facilitates this process by creating access to a full 360-degree area between the rock formations and the tubing and/or casing. Customers use the unique helical perforation pattern created by DynaSlot to perform cement squeeze operations that seal off the wellbore. DynaEnergetics maintains its DPU and XPU shaped charge lines, which are designed for P&A and well remediation applications and enable perforating through two or more layers of casing and into the formation. DynaEnergetics also has successfully developed an encapsulated DynaSlot charge specifically designed for cutting down hole control lines. Most recently, DynaEnergetics developed its next generation DynaSlot shaped charges, designed specifically for severing and cutting flat-pack control lines, which are mounted vertically behind the wellbore tubulars. Cutting control-lines without damaging the well's integrity is a critical step in the process of permanently decommissioning offshore wells.

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

Customer Profile

DynaEnergetics' perforating and seismic products are purchased by international and U.S. oilfield service companies of all sizes working in both onshore and offshore oil and gas fields. Its customers select perforating products based on their leading performance, system compatibility, product pricing, and ability to address a broad spectrum of factors, including pressures and temperatures in the wellbore and geological characteristics of the targeted formation.

The customers for DynaEnergetics' energy products can be divided into four broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), and local resellers.

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield products are managed from Troisdorf, Germany and Houston, Texas. DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, education of current and prospective service-company customers about its products and technologies, and education of E&P companies about the benefits of its products and technologies in an effort to generate pull-through demand. Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in Germany, the U.S., and Canada, and through independent sales agents in other parts of the world. DynaEnergetics serves the Americas region through its network of sales and distribution centers in the United States and Canada. Recently, DynaEnergetics has continued to upgrade its website and mobile applications for an improved customer experience. Additional enhancements are expected in future periods.

DynaEnergetics also designs and manufactures customized perforating products for third-party customers according to their designs and requirements.
Research and Development

DynaEnergetics devotes substantial resources to its research and development (R&D) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics maintains a strong profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate down-hole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult down-hole conditions. In 2024, DynaEnergetics commissioned the horizontal test loop located at the Blum, Texas campus. This significant investment allows testing of the perforating systems in an environment mimicking down-hole flow conditions, which should enhance the development and testing programs. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs were $4,415, $5,610, and $5,712 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Clad Metal End-Use Markets

The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately 70% of NobelClad bookings in 2024. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

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

New Applications/Industry Development

NobelClad continues its efforts in applications and materials innovations, with the goal of expanding NobelClad’s end-use markets and customer base. Examples of these efforts include the development of a new application of clad in the production of engineered wood, development of improved electrical transition joints for smelting applications, high-pressure reactive metals chemical processing pipe systems and cryogenic joints to LNG and air separation units. NobelClad is also engaged in research efforts related to using clad products in concentrating solar power production facilities.

Operations

During the three years ended December 31, 2024, 2023 and 2022, the NobelClad segment represented approximately 16%, 15% and 14% of our consolidated net sales, respectively. Our manufacturing facilities and their respective shooting sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.

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

Structural DetacoupleTM and TricladTM Transition Joints: NobelClad’s structural transition joints permanently join metals without mechanical fasteners. Shipbuilders turn to us to connect superstructures and bulkheads to steel hulls, framing and deck components.

ETJ2000™, ETJ 2001™ and ETJ 3000™: NobelClad’s electrical transition joints offer strong, low electrical resistance solutions for aluminum and zinc smelting, when anode clad and cathode applications must operate at elevated temperatures.

Cylindra™ Cryogenic Transition Joints: Compared with bolted connection systems, Cylindra™ offers an easier, more reliable way to connect stainless steel to aluminum pipes for producing LNG and industrial gases in Air Separation Units.

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

Explosion-Welded Metal Cladding. Competition in the explosion-welded clad metal business is global, and we believe that NobelClad holds a premium market position in the industry. Within North America, NobelClad is one of the largest producers of explosion-welded clad products. In Europe, its manufacturing capacity gives NobelClad a strong position against competitors. In Asia, NobelClad has mixed competition ranging from competitors with strong brand names and competitive technology to other producers that are technically limited and offer minimal exports outside of their domestic markets. To remain competitive, NobelClad intends to continue developing and providing technologically advanced manufacturing services, maintaining quality levels, offering flexible delivery schedules, delivering finished products on a reliable basis and competing favorably on the basis of price.

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

Research and Development

NobelClad prepares a formal research and development plan annually. It is supervised by a technical committee that reviews progress quarterly and meets once a year to establish the plan for the following twelve months. Research and development projects may address process support, new products, new applications, new technologies such as additive manufacturing, and special customer-paid projects.

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

On January 29, 2024, the Company announced that the Board initiated a review of strategic alternatives for the DynaEnergetics and NobelClad businesses to maximize value for shareholders and other stakeholders. On October 21, 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments.

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

As of December 31, 2024, we had approximately 1,600 employees, of which approximately 1,360 employees are located inside the U.S., the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. None of our manufacturing employees are unionized. In addition, we use a number of temporary workers at any given time, depending on workload at our businesses.

Compensation and Benefits. Our compensation and benefits teams strive to develop and implement policies and programs that are fair to employees, support our business goals, maintain competitiveness, and promote shared fiscal responsibility among the Company and our employees. We offer employees benefits that vary by country and are designed to meet or exceed the requirements of local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include traditional and Roth 401(k) plans with matching employer contributions; health benefits; life and disability insurance; additional voluntary insurance; paid counseling assistance; paid time off and parental leave; and a tuition reimbursement program. We have integrated these U.S. benefits programs for DMC and Arcadia Products.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2024	2023	2022
United States	$521,152	$597,324	$549,370
Canada	32,443	30,992	26,766

Germany	10,150	5,713	5,151
Oman	7,554	7,949	3,188
India	7,370	2,486	8,249
Kuwait	5,945	4,980	1,801
Saudi Arabia	5,316	4,252	2,416
China	4,689	6,438	3,902
Ukraine	3,975	2,332	—
United Arab Emirates	3,788	9,227	5,107
Egypt	3,409	2,340	5,780
Netherlands	3,384	2,146	3,041
France	2,734	3,035	2,101
Indonesia	2,687	2,622	2,085
Turkey	1,820	1,258	4,602
Italy	1,584	2,110	1,816
Australia	1,386	1,866	1,816
South Africa	1,317	1,154	1,970
South Korea	850	4,562	3,242
Norway	738	1,292	1,854
Sweden	673	2,014	3,746
Belgium	637	2,009	603
Iraq	510	6,034	3,574
Rest of the world	18,740	15,053	11,906
Net sales	$642,851	$719,188	$654,086

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
•Consolidation of our customers and competitors may impact our results of operations.
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
•Our business could be negatively affected as a result of actions of activist stockholders or others.
•Our stockholder protection rights agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

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

Phase one of a new ERP system went live in July 2023. While the ERP changeover led to a brief operational slowdown early in the third quarter of 2023, the system is expected to enhance operating efficiencies and the internal control environment throughout Arcadia Products by streamlining data sources, simplifying complex processes, and reducing manual processes. Any disruptions, deficiencies, or other problems associated with the implementation of our ERP system, such as quality issues, programming errors, or inconsistent employee adoption could adversely affect our ability to operate our business, produce timely and accurate financial statements, or comply with applicable regulations. This could result in negative impacts on our business and operations. Additionally, the implementation involves greater utilization of third-party cloud computing services in connection with our Arcadia Products operations. Problems faced by us or our third-party providers relating to this implementation, including technological or business-related disruptions and cybersecurity threats, could adversely impact our business, results of operations, and financial condition for future periods. Any failures identified within our internal controls as a result of this implementation, even if quickly remediated, or difficulties encountered during implementation, may adversely impact our operating results or hinder our ability to report our financial results in a timely and accurate basis.

Risk Factors Related to DynaEnergetics

Demand for DynaEnergetics’ products is substantially dependent on the levels of capital expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of DynaEnergetics' products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Higher oil and gas prices have resulted in increasing North American completion activity and increased expenditures by the oil and gas industry. This has resulted in increased cash flows for E&P companies; however, E&P companies are still seeking to control their cost of operations and this has continued to contribute to downward pressure on prices for our products. In addition, the oil and gas industry has historically been cyclical, and to date in 2025, oil prices have declined significantly from their 2022 highs. When oil prices decline, we would expect an increased risk of reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects would likely have a material adverse effect on our financial condition, results of operations and cash flows.

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

The oil and gas industry has historically experienced periods of consolidation which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers, or competitors and consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand or pricing for our products. We are continuing to experience significant customer concentration and customer consolidation, resulting in certain customers having substantial negotiating leverage, which has negatively impacted our pricing, margins and profitability. During the year ended December 31, 2024, one DynaEnergetics customer accounted for approximately 23% of consolidated net sales of the Company. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.

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

NobelClad revenues are affected by the demand for explosion-welded clad solutions, the base price of metal used in explosion-welded cladding operations and the growing adoption of products and vessels manufactured in China and India. The explosive welding clad market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, chemicals and petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, rail car manufacturing, power generation, and industrial refrigeration. These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries, whether due to traditional cyclicality, general economic conditions or other factors, could impact capital expenditures within that industry.

Metals prices affect the demand for cladded products and our margins, with higher metal prices generally increasing demand for use of cladded materials over solid metals, which leads to higher sales (in terms of dollars rather than square meters of cladding) and generally higher margins for NobelClad. Additionally, the U.S. government’s evolving tariff policy and responses thereto could increase metal prices but also create volatility and uncertainty, potentially delaying investment decisions from end users and impacting the competitiveness of some customers. After several years of historically low metal prices, NobelClad experienced a sharp and significant rise in metal prices in 2021, followed by a return to levels more consistent with historical averages by the end of 2023. While prices have stabilized, they remain above the average levels observed prior to 2021, however, there can be no assurance that prices will remain at these levels, and supply chain difficulties, government policy, and other uncertainties could disrupt projects and normal sales cycles. If demand or metals prices decline or if supply chain issues or similar disruptions persist, our sales would be adversely affected, and this could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on a relatively small number of large projects and customers for a significant portion of our net sales.

A significant portion of our net sales is derived from a relatively small number of projects and customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving commercial execution and product quality, delivering product on time and competing aggressively on the basis of price. Inflationary conditions in many markets have created uncertainty in our end markets, and we have seen delays in projects and capital expenditures. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations.

Our backlog figures may not accurately predict future sales.

We use backlog to predict our anticipated future sales. Our year-end backlog was $48.9 million, $59.4 million, and $55.5 million at the end of fiscal years 2024, 2023 and 2022, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items in backlog within the following twelve months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future twelve-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the twelve-month horizon.

There is a limited availability of sites suitable for cladding operations.

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, specific geological characteristics, and the ability to comply with local noise and vibration abatement regulations in conducting the process. Our shooting sites in Pennsylvania and in Germany are located in mines. Our Pennsylvania shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord, and this sublease expires in 2054. Our shooting sites require ongoing maintenance and investment, and failure to adequately maintain these sites could result in reduced access or capacity constraints. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of existing or proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, higher interest rates in the U.S. have increased the cost of debt, investment, and construction costs. Higher interest rates make it more expensive for our customers to finance projects in certain of our business segments, and as a result, may continue to reduce the demand for our products and impact our profitability. Furthermore, higher interest rates decrease cash available for debt repayment as our credit facility bears a variable interest rate.

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

Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 11%, 9%, and 6% of total sales for the years ended 2024, 2023 and 2022, respectively. Any increase or decrease in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe's functional currency is euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in other cumulative comprehensive loss as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, acts of war or terrorism, military activity, trade sanctions, catastrophic weather events, the occurrence of a pandemic or other widespread illness, contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2024, we had an outstanding balance of $72.5 million on our syndicated credit agreement, which was amended on February 6, 2024. This agreement, as amended, includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2024, we were in compliance with all financial covenants and other provisions of the credit agreement, as amended, and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities. We may not have or be able to obtain sufficient funds to satisfy such a repayment obligation.

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

New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows, either directly or indirectly through various adverse impacts on our significant customers. In 2018, the U.S. announced tariffs of 25 percent on steel and 10 percent on aluminum imported from countries where we typically source metals. These tariffs were met with retaliatory tariffs from certain countries and increased, broader tariffs were levied by the U.S. on targeted countries, including China. The tariffs impacted the cost of the importation of steel, which we utilize in our steel plate and steel pipe, key materials in our NobelClad and DynaEnergetics businesses. Though in many cases we have been able to source metals from domestic suppliers, some materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum also increased, along with the price of delivery, and the availability of certain materials has been limited. These higher costs have increased the price of our products to our customers and, in some instances, affected our ability to be competitive. For our NobelClad business, this has impacted our ability to compete on international projects and negatively impacted U.S. fabricators, which are the primary consumers of NobelClad products.

In early 2025, the U.S. announced tariffs of 25 percent on all steel and aluminum imported into the U.S., and the response from other countries and effects are expected to be similar to those experienced previously. The prolonged duration of tariffs, including retaliatory tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations if we are not able to pass through cost increases to our customers.

Failure to attract and retain key personnel and source sufficient labor could adversely affect our current operating results.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees, and our ability to secure sufficient manufacturing labor. Recently, there were significant additional changes in our management team, including the February 3, 2025, appointment of James Schladen as President of Arcadia Products following the departure of James Chilcoff, President, and Christopher Scocos, Interim President, and the November 2024 retirement of Michael Kuta as President and Chief Executive Officer of DMC, and the appointment of James O’Leary as Executive Chairman and as Interim President and Chief Executive Officer of DMC. Our current and future success is dependent on finding a permanent successor for the DMC President and CEO positions and the retention of other executive officers, key employees and directors. The loss or unavailability of any key personnel could have an adverse effect on the Company’s leadership, ability to execute our strategy, financial condition and results of operations.

In order to meet the needs and expectations of our customers and to achieve our growth objectives, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees, which increases our labor costs. A shortage of qualified candidates who meet all legal work authorization requirements, failure to hire and retain new employees in a timely manner or higher than expected turnover levels could affect our ability to meet customer demand, grow our businesses and meet our labor cost objectives and could have impacts on employee satisfaction generally. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain existing personnel. Furthermore, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our operating results.

A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, result in significant legal costs and other losses and damage our reputation.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and banking information and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. The risk of cybersecurity incidents may increase with political and economic instability or warfare (including the ongoing hostilities between Russia and Ukraine) and the use of artificial intelligence to make intrusion attempts look more legitimate. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our results of operations and our stock price.

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

Various federal, state and local employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance or alleged non-compliance could expose us to significant liabilities. For example, Arcadia Products recently settled a lawsuit in California alleging violations of wage and hour regulations with respect to certain temporary and permanent employees. The defense and ultimate settlement of this action resulted in significant costs. We may in the future be required to defend similar actions, and we could incur losses from these and similar cases, and the amount of such losses or costs could be material.

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

The heightened stakeholder focus on Environmental, Social, and Governance, or “ESG,” issues related to our businesses requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Specifically, certain stakeholders are beginning to require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions. A failure to adequately or timely meet stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

Further, we have established and publicly disclosed other ESG targets and goals and other sustainability commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to meet these targets, goals or commitments on our projected timelines or at all, or if they are not perceived to be sufficiently robust, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business and results of operations. In recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We have been in the past and may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions can require multiple years to come to resolution or settlement, and even if we ultimately prevail, we may be unable to realize adequate protection of our competitive position. In addition, these actions commonly result in actions by the affected third parties to establish the invalidity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and management resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (USPTO) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.

We have been in the past and may in the future be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. We have an active "freedom to operate" review process for our technology, but there is no assurance that future infringement claims will not be asserted. Infringement claims generally result in significant legal and other costs and may distract management from running our core businesses even if we are ultimately successful. In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third-party claiming infringement with royalty payment obligations by us. We also have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products, which may increase our costs. Any of these occurrences could significantly harm our competitive position, results of operations, financial position and cash flows.

Risks Related to Acquisitions

We have incurred debt to finance the acquisition of 60% of Arcadia Products and may incur additional substantial financial obligations in connection with the acquisition of the remaining 40% of Arcadia Products.

We financed a portion of the purchase price of the Arcadia Products acquisition with proceeds from our credit facility, which we amended in 2024, increasing the total facility amount to $300 million from our prior facility of $200 million; however, the $50,000 delayed draw term loan within the amended credit facility is only accessible through February 6, 2026. Our ability to service the indebtedness under the credit facility and to maintain compliance with its covenants, which are based in part on trailing twelve-month results, will depend on our success in achieving the intended benefits of the acquisition and are subject to numerous risks and uncertainties as discussed above.

In addition, as early as September 6, 2026, we may be required to pay the Option Purchase Price for some or all of Munera’s interests in Arcadia Products if Munera exercises the Put Option. Even if we elect to pay 80% of the Option Purchase Price in preferred stock, we will need to fund the remaining portion in cash. Although the increase in the 2024 amended credit facility was intended to allow us to finance the Option Purchase Price, a potential exercise will depend on numerous factors, including the performance of our businesses, the status of any changes to our businesses and general market and economic conditions. If we access the credit facility to pay the Option Purchase Price, we will have to devote a substantial portion of our cash flow to meet required payments of principal and interest on this indebtedness, and if we are unable to generate sufficient cash flow to do so, or if we otherwise fail to comply with the terms of the credit facility, we could be in default under the agreement. If we fail to pay the Option Purchase Price when required under the Operating Agreement, we will be in default under the agreement. The Option Purchase Price is subject to a defined “floor” value in the Operating Agreement, which is based primarily upon a contractually stated equity value and will likely be substantial relative to the current size of our business. The floor value will apply even if Arcadia Products' performance fails to meet our expectations, and we may find it difficult to obtain additional financing, if needed, for the payment of the Option Purchase Price. In addition, debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on our assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets or increasing expenses. Debt financing would also be required to be repaid regardless of our operating results. Obtaining financing through issuances of common stock would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders.

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

On June 5, 2024, the Company entered into a Stockholder Protection Rights Agreement (the "Rights Agreement"), pursuant to which the Board declared a dividend of one right ("Right") for each share of our common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable only if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of our outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of our common stock having a market value of twice that amount. The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement is contained in the Current Report on Form 8-K filed with the SEC on June 6, 2024.

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

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 1C.                                       Cybersecurity

The Board, in coordination with the Risk Committee, oversees the Company's risk management program, which includes risks arising from cybersecurity threats. DMC’s Chief Information Officer (CIO) and Chief Information Security Officer (CISO), the management position responsible for assessing and managing material risks from cybersecurity threats, manages the Company’s cybersecurity program and are responsible for leading and coordinating cybersecurity activities across the organization. The CIO reports directly to our Interim President and Chief Executive Officer, and the CISO reports directly to our CIO. Our CISO has extensive experience in cybersecurity, business continuity, disaster recovery and cloud security.

Led by our CIO and CISO, we conduct regular assessments to identify potential cybersecurity risks and vulnerabilities, including the evaluation of systems and data assets. We have established internal procedures to stay vigilant against evolving threats by monitoring network traffic and conducting security audits. We also regularly engage independent assessors and external consultants who specialize in cybersecurity to conduct thorough, unbiased evaluations of our systems, policies, and procedures. These assessments help us ensure that our cybersecurity practices are aligned with applicable regulations and standards. To further evaluate our cybersecurity defenses, we periodically commission penetration exercises conducted by specialized firms. These tests simulate real-world attacks and assist in assessing our internal readiness and response capabilities.

We are proactively taking steps to enhance our monitoring of third-party service providers’ cybersecurity, including the continuance of a vendor third-party risk management program. As we continue to expand this program, it should better enable the Company to identify and manage material risks from cybersecurity threats related to our third-party service providers.

Cybersecurity risk updates are provided quarterly to our senior management team by the CIO and CISO as part of our enterprise risk management process. We have established an incident response policy that outlines the process for assessing and responding to cybersecurity incidents. The incident response policy is reviewed at least annually by executive management. The Board also receives quarterly updates on cybersecurity risks. These reports are typically presented by our CISO to the Risk Committee of the Board and include updates to recently completed cybersecurity initiatives, upcoming plans, an overview of current threats, as well as discussion of our overall cybersecurity maturity and readiness. The Board participates in simulated cybersecurity trainings and is kept apprised of changes in cybersecurity regulatory requirements, ensuring that our organization remains in compliance with relevant standards.

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

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Vernon, California	Corporate office, metal shop building, warehouse	26,500 sq. ft.	Owned
	Land for office, paint shop, anodizing line	0.8 acre	Owned
	Land for office, paint shop, anodizing line	2.24 acres	Leased	May 31, 2046
Vernon, California	Land for parking	39,545 sq. ft.	Leased	March 31, 2027
Vernon, California(1)	Office, paint shop	112,000 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Vernon, California(1)	Office, warehouse	110,677 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Hayward, California(1)	Distribution, light assembly	45,624 sq. ft.	Leased	December 22, 2027
West Sacramento, California(1)	Distribution, light assembly	16,000 sq. ft.	Leased	December 22, 2027
Stamford, Connecticut(1)	Office, warehouse	39,418 sq. ft.	Leased	December 22, 2025
Phoenix, Arizona(1)	Office, warehouse	51,986 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Las Vegas, Nevada(1)	Office, warehouse	88,915 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Tucson, Arizona(1)	Office, paint shop, warehouse	106,507 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Waipahu, Hawaii	Distribution, light assembly	Building: 12,746 sq. ft. Land: 21,872 sq. ft.	Leased	May 31, 2028
South Gate, California	Office, manufacturing	45,700 sq. ft.	Leased	December 31, 2027
South Gate, California	Office, manufacturing, storage	Building: 25,000 sq. ft. Land: 45,000 sq. ft.	Leased	April 30, 2027
Houston, Texas	Office, warehouse	43,412 sq. ft.	Leased	November 30, 2028, with renewal option for 60 months
Dallas, Texas	Office, warehouse	86,731 sq. ft.	Leased	November 30, 2025, with renewal option for 60 months
Kent, Washington	Distribution, light assembly	25,000 sq. ft.	Leased	May 31, 2029

(1) These leases are with entities affiliated with the holder of the redeemable noncontrolling interest holder and president of Arcadia Products as of February 3, 2025. During the year-ended December 31, 2024, DMC recorded $4,625 in lease expense related to these properties.

DynaEnergetics

DynaEnergetics leases a manufacturing site and administration office in Troisdorf, Germany. The leases for this property expire on December 31, 2025, and we are negotiating future renewal options. In the U.S., DynaEnergetics owns manufacturing and assembly sites in Texas and leases storage bunkers and office and warehouse space in various cities throughout Texas. DynaEnergetics also leases office and warehouse space and bunkers for storage of its explosives in Alberta, Canada.

The table below summarizes DynaEnergetics' material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing and administration office	Manufacturing: 263,201 sq. ft. Office: 2,033 sq. ft.	Leased	December 31, 2025
Troisdorf, Germany	Office	4,672 sq. ft.	Leased	February 28, 2027
Liebenscheid, Germany	Manufacturing and office	5,511 sq. ft.	Owned
Liebenscheid, Germany	Land	77,672 sq. ft.	Owned
Houston, Texas	Office	11,370 sq. ft.	Leased	November 30, 2026
Blum, Texas	Office, warehouse, and manufacturing	83,000 sq. ft.	Owned
Blum, Texas(a)	Warehouse	10,000 sq. ft.	Owned
Blum, Texas	Land for office, warehouse, and manufacturing	284 acres	Owned
Midland, Texas	Land	13.3 acres	Leased	April 1, 2029
Whitney, Texas	Warehouse	Building: 30,000 sq ft Land: 3.816 acres	Leased	October 31, 2029
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned
Alberta, Canada	Office and warehouse	7,650 sq. ft.	Leased	August 31, 2025

(a) The Blum, Texas warehouse is separate from the main Blum manufacturing campus.

NobelClad

NobelClad owns its principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site, Coolspring, that is located within a few miles of the Mount Braddock facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock facility. The lease for the Dunbar property will expire on May 6, 2029, but we have options to renew the lease which would then extend through May 6, 2054. The license and risk allocation agreements will expire on March 31, 2028, with renewal options through March 31, 2033.

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

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,300 sq. ft.	Owned
Dunbar, Pennsylvania	Clad plate shooting site	Land: 322 acres Buildings: 15,960 sq. ft.	Leased	May 6, 2029 with renewal options through May 6, 2054.
Cool Spring, Pennsylvania	Clad plate shooting site	1,200,000 sq. ft.	Leased	March 31, 2028, with renewal options through March 31, 2033
Canonsburg, Pennsylvania	Manufacturing	16,000 sq. ft	Leased	November 30, 2025, with renewal options for one additional 12-month periods
Tautavel, France(a)	Clad shooting site	116 acres	Owned
Perpignan, France	Administration and sales office	3,671 sq. ft	Leased	September 30, 2029, with renewal options for additional three-year periods.
Burbach-Würgendorf, Germany	Storage	224 sq. meters	Leased	December 31, 2050
Dillenburg, Germany	Clad plate shooting site	Land: 18.9 acres Buildings: 46,285 sq. ft.	Owned
Liebenscheid, Germany	Manufacturing	Land: 10.47 acres Buildings: 125,394 sq. ft.	Owned
(a) Though NobelClad is no longer performing manufacturing activities in France, it owns this land in order to have access to a redundant shooting site.

ITEM 3.                Legal Proceedings

Refer to Note 13 within Part II, Item 8 — Financial Statements and Supplementary Data.

ITEM 4.                Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2024, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 17, 2025, there were 172 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, we purchased shares of common stock as follows. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
October 1 to October 31, 2024	13,948	$13.06
November 1 to November 30, 2024	3,776	$10.04
December 1 to December 31, 2024	3,231	$6.84
Total	20,955	$11.56

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of December 31, 2024, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (758,368) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (35,838) into other investment options available to participants in the Plan.

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2019, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Performance Using OMX Global Indexes
$300
$250
$200
$150
$100
$50
$0
DOLLARS
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
DMC Global Inc.
Nasdaq Non-Financial Stocks
Nasdaq Composite (US)

Total Return Analysis	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
DMC Global Inc.	$100.00	$96.24	$88.14	$43.26	$41.88	$16.36
Nasdaq Non-Financial Stocks	$100.00	$148.88	$189.83	$128.35	$199.12	$250.65
Nasdaq Composite (U.S.)	$100.00	$121.27	$152.67	$122.55	$154.93	$192.86

ITEM 6.                  [Reserved.]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2023 compared to fiscal 2022 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.dmcglobal.com/investors.

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

Arcadia Products

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the high-end residential construction market.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $48,885 at December 31, 2024 compared to $59,357 at December 31, 2023.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated net sales were $642,851 in 2024 versus $719,188 in 2023, a decrease of 11%. The decline in performance primarily was driven by lower Arcadia Products sales volumes in longer-cycle high-end residential and certain short-cycle commercial markets, and a decrease in pricing of DynaEnergetics’ DS perforating systems as a result of industry consolidation in the United States.

•Consolidated gross profit of 23.4% in 2024 decreased from 29.5% in 2023. The decline was primarily attributable to margin declines at DynaEnergetics and Arcadia Products, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

•Consolidated selling, general, and administrative ("SG&A") expenses were $108,656 in 2024 compared with $124,442 in 2023. The year-over-year decrease was primarily attributable to a reduction in variable compensation costs of $5,297, outside services costs of $5,735, as well as internal leadership and sales meeting expense of $1,176, partially offset by an increase in bad debt expense of $3,784. Additionally, there were $7,383 of CEO transition expenses and related accelerated stock-based compensation in 2023.

•Cash and marketable securities of $14,289 at December 31, 2024 decreased $29,370 from $43,659 at December 31, 2023 and was primarily attributable to debt repayments made in conjunction with the Company’s amended credit agreement.

•Net debt, a non-GAAP measure, of $56,529 (comprised of $70,818 of total debt less $14,289 in cash, cash equivalents and marketable securities) at December 31, 2024 decreased $15,663 from $72,192 at December 31, 2023. The decrease was due to a reduction in outstanding debt attributable to voluntary repayments made after execution of the credit agreement amendment in February 2024.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.35 to 1.0 as of December 31, 2024 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of December 31, 2024, was 1.09 to 1.0.

Outlook

We expect Arcadia Products’ first quarter sales will be flat to modestly above the 2024 fourth quarter, with continued weak demand from the luxury residential market. In January, Arcadia Products’ former president, Jim Schladen, returned to lead the organization. He is currently focused on strengthening Arcadia Products’ core commercial operations and stabilizing and developing an improvement plan for its high-end residential products, which may include the elimination of underperforming product offerings. As a regional architectural building products leader based in the Los Angeles metro area, management believes Arcadia Products is uniquely positioned to participate in the long-term reconstruction of many neighborhoods destroyed by the recent wildfires in Southern California.

At DynaEnergetics, first quarter sales are expected to be flat to modestly up versus the seasonally soft 2024 fourth quarter. Anticipated sales growth in North America is expected to be partially offset by lower international sales. DynaEnergetics has completed a value-engineering initiative designed to reduce the cost and improve the performance of its flagship DynaStage product offering. DynaEnergetics also has made significant progress automating its North American manufacturing center, with cost benefits that are expected to begin to be realized in the first half of 2025. These initiatives are expected to partially offset persistent pricing pressure in North America’s well completions industry.

NobelClad expects first quarter sales will be comparable to the 2024 fourth quarter, which was NobelClad’s second strongest sales quarter in more than a decade. NobelClad continues to experience strong demand for its Cylindra™ cryogenic transition joints for use in the processing of LNG, and recent enhancements to the Cylindra production process have reduced manufacturing lead times.

Our businesses are closely monitoring the potential impact of evolving U.S. and reciprocal tariff policies.

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
•Free-cash flow: defined as cash flows from operating activities less net acquisitions of property, plant and equipment.

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

Consolidated Results of Operations

	2024	2023	$ change	% change
Net sales	$642,851	$719,188	$(76,337)	(11)%
Gross profit	150,569	212,052	(61,483)	(29)%
Gross profit percentage	23.4%	29.5%
COSTS AND EXPENSES:
General and administrative expenses	61,401	75,341	(13,940)	(19)%
% of net sales	9.6%	10.5%
Selling and distribution expenses	47,255	49,101	(1,846)	(4)%
% of net sales	7.4%	6.8%
Amortization of purchased intangible assets	21,155	22,667	(1,512)	(7)%
% of net sales	3.3%	3.2%
Goodwill impairment	141,725	—	141,725	100%
Strategic review expenses	7,765	—	7,765	100%
Restructuring expenses and asset impairments	2,526	3,766	(1,240)	(33)%
Operating (loss) income	(131,258)	61,177	(192,435)	(315)%
Other expense, net	(1,068)	(1,782)	714	(40)%
Interest expense, net	(8,664)	(9,516)	852	(9)%
(Loss) income before income taxes	(140,990)	49,879	(190,869)	(383)%
Income tax provision	10,970	15,120	(4,150)	(27)%
Net (loss) income	(151,960)	34,759	(186,719)	(537)%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(57,508)	8,500	(66,008)	(777)%
Net (loss) income attributable to DMC Global Inc.	(94,452)	26,259	(120,711)	(460)%
Adjusted EBITDA attributable to DMC Global Inc.	$52,156	$96,063	$(43,907)	(46)%

Net sales were $642,851 for the year ended December 31, 2024, a decrease of 11% compared with 2023, primarily due to lower Arcadia Products sales volumes in longer-cycle high-end residential and certain short-cycle commercial markets, and a decrease in pricing of DynaEnergetics’ DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage was 23.4% versus 29.5% in 2023. The decline compared to prior year was primarily attributable to margin declines at DynaEnergetics and Arcadia Products, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

General and administrative expenses decreased $13,940 for the year ended December 31, 2024 compared with 2023. 2023 included CEO transition expenses and related accelerated stock-based compensation of $7,383, and patent infringement litigation costs at DynaEnergetics of $3,610. The remaining year-over-year decrease was primarily attributable to lower employee compensation costs, driven by a decline in variable compensation of $2,402 and lower internal leadership and sales meeting expense of $1,176. These decreases were partially offset by an increase of $762 in expense recognized related to certain alleged violations of stormwater regulatory requirements in the state of California.

Selling and distribution expenses decreased $1,846 for the year ended December 31, 2024 compared with 2023. The lower expense was driven by a decrease in compensation cost of $3,571 and outside marketing consulting costs of $1,564, partially offset by an increase in bad debt expense for $3,784.

Amortization of purchased intangible assets decreased $1,512 for the year ended December 31, 2024 compared with 2023 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 for the year ended December 31, 2024 related to the full impairment of Arcadia Products’ goodwill due in part to recent financial performance not in accordance with expectations and downward revisions to the near-term forecast.

Strategic review expenses of $7,765 for the year ended December 31, 2024 related primarily to the review of strategic alternatives for DynaEnergetics and NobelClad. In connection with this process, strategic review expenses primarily included $4,076 in professional service fees and $2,988 in employee retention compensation, including $372 of stock-based compensation. On October 21, 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments.

Restructuring expenses and asset impairments decreased $1,240 for the year ended December 31, 2024 compared with 2023. 2024 costs primarily related to the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products. 2023 costs included $2,471 of asset impairments primarily associated with the abandonment of a software asset at DynaEnergetics and $1,295 of cost reduction initiatives, including employee severance, primarily at DynaEnergetics.

Operating loss of $131,258 for the year ended December 31, 2024 was primarily attributable to the goodwill impairment charge at Arcadia Products and decreased financial performance at DynaEnergetics. Operating income in 2023 was $61,177.

Other expense, net of $1,068 in 2024 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $8,664 in 2024 decreased 9% compared with 2023 due primarily to lower outstanding balances on our credit facility due to voluntary debt repayments during 2024.

Income tax provision of $10,970 was recorded on loss before taxes of $140,990 as the loss was primarily driven by the full impairment at Arcadia Products' goodwill, which did not result in a tax benefit. The effective rate was also impacted unfavorably by income generated in foreign jurisdictions and the establishment of a valuation allowance against U.S. deferred tax assets.

We recorded an income tax provision of $15,120 on income before income taxes of $49,879 in 2023. The prior year rate was impacted by geographical mix. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was also impacted unfavorably by state taxes and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.

Net loss attributable to DMC Global Inc. in 2024 was $94,452, or $(8.20) per diluted share compared with net income of $26,259, or $1.08 per diluted share, in 2023.

Adjusted EBITDA in 2024 decreased compared with 2023 due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2024	2023
Net (loss) income	$(151,960)	$34,759
Interest expense, net	8,664	9,516
Income tax provision	10,970	15,120
Depreciation	13,891	13,840
Amortization of purchased intangible assets	21,155	22,667
EBITDA	(97,280)	95,902
Stock-based compensation	6,530	10,115
Goodwill impairment	141,725	—
Strategic review expenses	7,765	—
Restructuring expenses and asset impairments	2,526	3,766
CEO transition expenses	—	4,343
Other expense, net	1,068	1,782
Adjusted EBITDA	62,334	115,908
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,178)	(19,845)
Adjusted EBITDA attributable to DMC Global Inc.	$52,156	$96,063

Adjusted Net Income and Adjusted Diluted Earnings Per Share decreased compared with 2023 due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Twelve months ended December 31, 2024
	Amount	Per Share(1)
Net loss attributable to DMC Global Inc. (2)	$(94,452)	$(4.80)
Goodwill impairment, net of tax	85,035	4.32
Strategic review expenses, net of tax	5,824	0.30
Restructuring expenses and asset impairments, net of tax	1,674	0.08
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$1,981	$0.10

(1) Calculated using diluted weighted average shares outstanding of 19,667,673
(2) Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest and deemed dividend for purposes of calculating earnings per share

	Twelve months ended December 31, 2023
	Amount	Per Share(1)
Net income attributable to DMC Global Inc. (2)	$26,259	$1.35
CEO transition expenses and accelerated stock-based compensation, net of tax	6,284	0.32
Restructuring expenses and asset impairments, net of tax	2,773	0.14
As adjusted	$35,316	$1.81

(1) Calculated using diluted weighted average shares outstanding of 19,518,382
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC consolidated operating income and Adjusted EBITDA include unallocated corporate expenses and unallocated stock-based compensation expense. Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder. Segment operating income will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, unallocated stock-based compensation, other expense, net, and interest expense, net.

Net sales, segment operating income (loss), and Adjusted EBITDA for each segment were as follows for the years ended December 31:

	2024
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$249,763	$287,686	$105,402	$642,851
% of Consolidated	38.8%	44.8%	16.4%

Operating (loss) income	(143,636)	16,167	20,051	(131,258)

Adjusted EBITDA attributable to DMC Global Inc.	15,268	24,803	23,226	52,156

	2023
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	298,909	$315,026	$105,253	$719,188
% of Consolidated	41.6%	43.8%	14.6%

Operating income	21,407	46,353	19,427	61,177

Adjusted EBITDA attributable to DMC Global Inc.	29,767	56,270	22,760	96,063

Arcadia Products

	2024	2023	$ change	% change
Net sales	$249,763	$298,909	$(49,146)	(16)%
Gross profit	67,025	92,252	(25,227)	(27)%
Gross profit percentage	26.8%	30.9%
COSTS AND EXPENSES:
General and administrative expenses	30,881	30,488	393	1%
Selling and distribution expenses	16,299	17,749	(1,450)	(8)%
Amortization of purchased intangible assets	21,111	22,608	(1,497)	(7)%
Goodwill impairment	141,725	—	141,725	100%
Restructuring expenses and asset impairments	645	—	645	100%
Operating (loss) income	(143,636)	21,407	(165,043)	(771)%
Adjusted EBITDA	25,446	49,612	(24,166)	(49)%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,178)	(19,845)	9,667	(49)%
Adjusted EBITDA attributable to DMC Global Inc.	$15,268	$29,767	$(14,499)	(49)%

Net sales of $249,763 in 2024 decreased $49,146 compared to 2023 primarily due to lower sales volumes in longer-cycle high-end residential markets. Additionally, weak construction activity and internal operational disruptions negatively impacted short-cycle commercial sales for portions of 2024.

Gross profit percentage decreased to 26.8% in 2024 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales, particularly within longer-cycle high-end residential markets.

Selling and distribution expenses decreased $1,450 in 2024 compared to 2023 due to lower compensation costs.

Amortization of purchased intangible assets decreased $1,497 in 2024 compared to 2023 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 in 2024 relates to the full impairment of goodwill due in part to recent financial performance not in accordance with expectations and downward revisions to the near-term forecast.

Restructuring expenses and asset impairments of $645 in 2024 primarily related to employee severance associated with headcount reductions.

Operating loss of $143,636 in 2024 compared to operating income of $21,407 in 2023 was due to the factors discussed above.

Adjusted EBITDA decreased in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2024	2023
Operating (loss) income	$(143,636)	$21,407
Adjustments:
Depreciation	3,681	3,695
Amortization of purchased intangible assets	21,111	22,608
Stock-based compensation	1,920	1,571
Goodwill impairment	141,725	—
Restructuring expenses and asset impairments	645	—
CEO transition expenses	—	331
Adjusted EBITDA	$25,446	$49,612
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,178)	(19,845)
Adjusted EBITDA attributable to DMC Global Inc.	$15,268	$29,767

DynaEnergetics

	2024	2023	$ change	% change
Net sales	$287,686	$315,026	$(27,340)	(9)%
Gross profit	50,055	86,701	(36,646)	(42)%
Gross profit percentage	17.4%	27.5%
COSTS AND EXPENSES:
General and administrative expenses	10,835	15,806	(4,971)	(31%)
Selling and distribution expenses	21,128	21,472	(344)	(2)%
Amortization of purchased intangible assets	44	59	(15)	(25)%
Restructuring expenses and asset impairments	1,881	3,011	(1,130)	(38)%
Operating income	16,167	46,353	(30,186)	(65)%
Adjusted EBITDA	$24,803	$56,270	$(31,467)	(56)%

Net sales decreased $27,340 in 2024 compared to 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage decreased to 17.4% primarily due to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses were lower by $4,971 compared with 2023 primarily due to a decrease in patent infringement litigation costs of $3,610 and compensation costs of $1,334.

Selling and distribution expenses were lower by $344 compared with 2023 primarily due to a decrease in compensation costs of $1,639, marketing consulting costs of $1,572 and business-related travel of $170, partially offset by an increase in bad debt expense of $3,100.

Restructuring expenses and asset impairments of $1,881 in 2024 related to asset impairment charges of $1,104 primarily associated with the abandonment of a planned manufacturing expansion and employee severance of $777 due to headcount reductions. Restructuring expenses and asset impairments in 2023 were attributable to $1,140 of cost reduction initiatives, primarily employee severance, and an asset impairment charge of $1,871 associated with the abandonment of a software asset.

Operating income decreased by $30,186 compared with 2023 due to a decrease in gross profit.

Adjusted EBITDA decreased in 2024 compared with 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2024	2023
Operating income	$16,167	$46,353
Adjustments:
Depreciation	6,711	6,847
Amortization of purchased intangible assets	44	59
Restructuring expenses and asset impairments	1,881	3,011
Adjusted EBITDA	$24,803	$56,270

NobelClad

	2024	2023	$ change	% change
Net sales	$105,402	$105,253	$149	—%
Gross profit	33,811	33,529	282	1%
Gross profit percentage	32.1%	31.9%
COSTS AND EXPENSES:
General and administrative expenses	4,299	4,092	207	5%
Selling and distribution expenses	9,461	9,570	(109)	(1)%
Restructuring expenses and asset impairments	—	440	(440)	(100)%
Operating income	20,051	19,427	624	3%
Adjusted EBITDA	$23,226	$22,760	$466	2%

Net sales and gross profit percentage were consistent in 2024 compared with 2023 due to steady, healthy activity in core energy and petrochemical end markets, including Cylindra™ cryogenic transition joints and pressure vessel plate shipments.

General and administrative expenses increased by $207 compared with 2023 primarily due to higher variable compensation costs.

Operating income increased $624 compared to 2023 due in part to an increase in gross profit.

Adjusted EBITDA increased due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2024	2023
Operating income	$20,051	$19,427
Adjustments:
Depreciation	3,175	2,893
Restructuring expenses and asset impairments	—	440
Adjusted EBITDA	$23,226	$22,760

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $56,529 at December 31, 2024 compared to $72,192 at December 31, 2023. The decrease in net debt during 2024 was due to a reduction in outstanding debt attributable to voluntary repayments made after executing the amended credit agreement in February 2024.

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

Debt facilities

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2024, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.00 to 1.0. The actual leverage ratio as of December 31, 2024, calculated in accordance with the amended credit facility, was 1.35 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2024 was 3.41 to 1.0.

As of December 31, 2024, borrowings of $48,125 on the Term Loan under our credit facility were outstanding, and $24,375 was outstanding on the revolver.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of December 31, 2024.

Redeemable noncontrolling interest

The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). The minority interest holder of Arcadia Products has the right to sell its remaining interest in Arcadia Products to the Company (“Put Option”). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026 in exchange for, among other terms, a one-time payment of $2,500. Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement.

As of December 31, 2024, the value of the redeemable noncontrolling interest was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 8 — Financial Statements and Supplementary Data for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2024:

	Payment Due by Period
	As of December 31, 2024
	Less than			More than
Other Contractual Obligations	1 Year	2026 - 2027	2028 - 2029	5 Years	Total
Credit facility(1)	$2,500	$7,188	$62,812	$—	$72,500
Operating lease obligations(2)	10,302	17,285	10,774	22,613	60,974
Purchase obligations(3)	87,536	—	—	—	87,536
Total(4)	$100,338	$24,473	$73,586	$22,613	$221,010
(1)  Represents outstanding borrowings under our credit facility but excludes future interest expense on outstanding credit facility borrowings. For more information about our debt obligations, refer to Note 7 "Debt" within Item 8 — Financial Statements and Supplementary Data.

(2) The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2024. Our operating lease obligations are described in Note 6 "Leases" within Item 8 — Financial Statements and Supplementary Data.

(3)  Amounts represent firm commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the Consolidated Balance Sheets.

(4) The above table does not include amounts potentially payable upon exercise of the Put Option or Call Option associated with the redeemable noncontrolling interest.

Cash flows from operating activities

Net cash provided by operating activities of $46,596 in 2024 decreased compared to $65,927 in 2023 primarily driven by lower net income attributable to a decline in financial performance at Arcadia Products and DynaEnergetics. This decrease was partially offset by lower working capital in 2024 as compared to 2023.

Cash flows from investing activities

Net cash used in investing activities in 2024 of $3,569 primarily related to the acquisition, net of proceeds received, of property, plant and equipment of $16,188, partially offset by proceeds from the sales and maturities of marketable securities of $12,619.

Net cash used in investing activities in 2023 was $28,101 and primarily related to the acquisition of property, plant and equipment of $15,974 and investments in marketable securities of $12,471.

 Cash flows from financing activities

Net cash used in financing activities in 2024 totaled $59,788 and included net credit facility repayments of $45,000, distributions to the redeemable noncontrolling interest holder of $8,445, payment of debt issuance costs of $2,735, payment of a deemed dividend to the redeemable noncontrolling interest holder of $2,500, and treasury stock purchases of $1,240.

Net cash used in financing activities in 2023 totaled $33,182 and included payments on our Term Loan of $17,500, distributions to the redeemable noncontrolling interest holder of $13,515, and treasury stock purchases of $2,481.

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

Based on the results of our quantitative goodwill impairment test, we recorded a $141,725 impairment charge to goodwill during the year ended December 31, 2024.

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

The net carrying value of our purchased intangible assets as of December 31, 2024 was $174,104, which is entirely related to Arcadia Products. The net carrying values of our property, plant and equipment and right-of-use assets as of December 31, 2024 were $129,276 and $42,164, respectively. During the year ended December 31, 2024, we recorded impairment charges on our property, plant and equipment of $1,182. The impairment charges primarily related to a charge associated with the abandonment of a planned manufacturing expansion at DynaEnergetics.

Income taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial performance and existing valuation allowances, if any. As of December 31, 2024, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in the third quarter of 2024. Accordingly, during the year ended December 31, 2024, we evaluated the impact on all jurisdictions and have recorded a valuation allowance against the corresponding net deferred tax assets in the U.S. We also have a valuation allowance recorded against deferred tax assets in certain of our foreign jurisdictions. As of December 31, 2024, we have recorded a consolidated valuation allowance of $32,121.

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured as the largest benefit that is more likely than not to be realized upon ultimate resolution. As of December 31, 2024, we have an uncertain tax position liability of $5,240 recorded in our Consolidated Balance Sheet related to tax positions taken in prior periods.

Off Balance Sheet Arrangements

At December 31, 2024, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Refer to Note 2 "Significant Accounting Policies" within Part II, Item 8 — Financial Statements and Supplementary Data in this annual report for a discussion, as applicable, of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 11%, 9%, and 6% of total sales for the years ended 2024, 2023, and 2022, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized gains or losses would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The notional amount of the foreign exchange contracts at December 31, 2024 and 2023 was $8,331 and $32,310, respectively.

Interest Rate Risk

The Company's interest expense is sensitive to the general level of interest rates in North America and Europe. At December 31, 2024, all of the Company's debt was subject to variable interest rates. A one percentage point increase in average interest rates would cause interest expense, net in 2024 to increase by $947. This was determined by considering the impact of a hypothetical interest rate on the Company's average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the Company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.                Financial Statements and Supplementary Data

DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023 and for Each of the Three Years Ended
December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Evaluation of net realizable value adjustments to DynaEnergetics inventories for excess or obsolescence

Description of the Matter	At December 31, 2024, the Company’s DynaEnergetics’ inventories were $58.1 million. As described in Note 3 to the consolidated financial statements, inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Write-downs of inventories to net realizable value for excess, slow moving and obsolete inventory are based upon inventory quantities on hand and values, compared to estimated future product demand, market conditions, production requirements and technological developments.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the lower of cost or net realizable value for excess and obsolete inventories. For example, we tested controls over management’s review of excess and obsolete inventories which includes their review of the age of inventory, assumptions and data supporting current and future product demand, including consideration of recent inventory turnover.

Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the appropriateness and consistency of management’s methods and assumptions, used in the forecasted sales of inventory on hand, including consideration of aged inventory. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business would impact expected demand or related carrying value of on-hand inventory. We assessed the reasonableness of management’s excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as third-party market information which addresses expected subsequent period trends in the industry, including trends that could impact the movement of on-hand inventory sold by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.
Denver, Colorado
February 24, 2025

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,289	$31,040
Marketable securities	—	12,619
Accounts receivable, net of allowance for doubtful accounts of $6,881 and $1,955, respectively	103,361	106,205
Inventories	152,580	166,712
Prepaid expenses and other	18,792	10,236
Total current assets	289,022	326,812
Property, plant and equipment	235,124	223,683
Less - accumulated depreciation	(105,848)	(94,416)
Property, plant and equipment, net	129,276	129,267
Goodwill	—	141,725
Purchased intangible assets, net	174,104	195,260
Deferred tax assets	1,230	6,738
Other assets	77,705	84,693
Total assets	$671,337	$884,495

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,059	$40,202
Accrued expenses	11,393	10,830
Accrued income taxes	7,574	12,810
Accrued employee compensation and benefits	10,399	16,918
Contract liabilities	23,162	21,621
Current portion of long-term debt	2,500	15,000
Other current liabilities	14,015	9,080
Total current liabilities	114,102	126,461
Long-term debt	68,318	100,851
Deferred tax liabilities	711	1,956
Other long-term liabilities	50,155	57,172
Total liabilities	233,286	286,440
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interest	187,080	187,760
Stockholders' equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,083,184 and 20,467,495 shares issued, respectively	1,054	1,023
Additional paid-in capital	305,460	313,833
Retained earnings	—	146,604
Other cumulative comprehensive loss	(29,560)	(26,426)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 820,322 and 689,700 shares, respectively	(25,983)	(24,739)
Total stockholders' equity	250,971	410,295
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$671,337	$884,495

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$642,851	$719,188	$654,086
Cost of products sold	492,282	507,136	468,639
Gross profit	150,569	212,052	185,447
Costs and expenses:
General and administrative expenses	61,401	75,341	76,119
Selling and distribution expenses	47,255	49,101	42,230
Amortization of purchased intangible assets	21,155	22,667	36,926
Goodwill impairment	141,725	—	—
Strategic review expenses	7,765	—	—
Restructuring expenses and asset impairments	2,526	3,766	182
Total costs and expenses	281,827	150,875	155,457
Operating (loss) income	(131,258)	61,177	29,990
Other expense
Other expense, net	(1,068)	(1,782)	(594)
Interest expense, net	(8,664)	(9,516)	(6,187)
(Loss) income before income taxes	(140,990)	49,879	23,209
Income tax provision	10,970	15,120	9,376
Net (loss) income	(151,960)	34,759	13,833
Less: Net (loss) income attributable to redeemable non-controlling interest	(57,508)	8,500	1,586
Net (loss) income attributable to DMC Global Inc. stockholders	$(94,452)	$26,259	$12,247

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(8.20)	$1.08	$0.72
Diluted	$(8.20)	$1.08	$0.72
Weighted-average shares outstanding:
Basic	19,667,673	19,504,542	19,360,677
Diluted	19,667,673	19,518,382	19,369,165

Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to DMC Global Inc. stockholders	$(94,452)	$26,259	$12,247
Adjustment of redeemable noncontrolling interest	(64,260)	(4,870)	1,937
Deemed dividend	(2,500)	$—	$—
Net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(161,212)	$21,389	$14,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(151,960)	$34,759	$13,833

Change in cumulative foreign currency translation adjustment	(3,134)	2,332	(2,220)
Other comprehensive (loss) income	$(155,094)	$37,091	$11,613

Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(57,508)	8,500	1,586

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(97,586)	$28,591	$10,027

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net income	—	—	—	12,247	—	—	—	12,247	1,586
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,220)	—	—	(2,220)	—
Shares issued in connection with stock compensation plans	219,825	11	190	—	—	—	—	201	—
Consideration adjustments related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	2,095
Stock-based compensation	—	—	9,188	—	—	—	—	9,188	882
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(12,300)
Adjustment of redeemable noncontrolling interest	—	—	—	1,937	—	—	—	1,937	(1,937)
Treasury stock activity	—	—	—	—	—	(35,308)	(1,231)	(1,231)	—
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	26,259	—	—	—	26,259	8,500
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,332	—	—	2,332	—
Shares issued in connection with stock compensation plans	326,841	16	298	—	—	—	—	314	—
Stock-based compensation	—	—	9,642	—	—	—	—	9,642	628
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(13,760)
Adjustment of redeemable noncontrolling interest	—	—	—	(4,870)	—	—	—	(4,870)	4,870
Treasury stock activity	—	—	—	—	—	(83,977)	(4,029)	(4,029)	—
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net loss	—	—	—	(94,452)	—	—	—	(94,452)	(57,508)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,134)	—	—	(3,134)	—
Shares issued in connection with stock compensation plans	615,689	31	101	—	—	—	—	132	—
Stock-based compensation	—	—	6,134	—	—	—	—	6,134	768
Deemed dividend	—	—	—	(2,500)	—	—	—	(2,500)	—
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(8,200)
Adjustment of redeemable noncontrolling interest	—	—	(14,608)	(49,652)	—	—	—	(64,260)	64,260
Treasury stock activity	—	—	—	—	—	(130,622)	(1,244)	(1,244)	—
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(151,960)	$34,759	$13,833
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	13,891	13,840	14,281
Amortization of purchased intangible assets	21,155	22,667	36,926
Amortization of deferred debt issuance costs	841	553	553
Amortization of acquisition-related inventory valuation step-up	—	—	430
Stock-based compensation	6,902	10,270	10,058
Bad debt expense	4,930	1,146	720
Deferred income taxes	4,219	970	(599)
Asset impairments	1,182	2,471	—
Goodwill impairment	141,725	—	—
Unrealized gain on marketable securities	—	(148)	—
Other	(1,318)	(181)	1,526
Change in:
Accounts receivable, net	(3,484)	(12,280)	(23,828)
Inventories	12,914	(9,461)	(33,766)
Prepaid expenses and other	6,885	15,619	9,118
Accounts payable	5,184	(6,727)	7,086
Contract liabilities	1,728	(10,527)	11,183
Accrued expenses and other liabilities	(18,198)	2,956	(2,585)
Net cash provided by operating activities	46,596	65,927	44,936
Cash flows from investing activities:
Consideration adjustments related to acquisition of business	—	—	(2,404)
Investment in marketable securities	—	(12,471)	—
Proceeds from maturities of marketable securities	3,000	—	—
Proceeds from sales of marketable securities	9,619	—	—
Acquisition of property, plant and equipment	(17,284)	(15,974)	(18,584)
Proceeds from property, plant and equipment reimbursements	993	—	—
Proceeds on sale of property, plant and equipment	103	344	62
Net cash used in investing activities	(3,569)	(28,101)	(20,926)
Cash flows from financing activities:
Repayments on term loan	(119,375)	(17,500)	(15,000)
Borrowings on term loan	50,000	—	—
Borrowings on revolving loans	90,150	—	—
Repayments on revolving loans	(65,775)	—	—
Payments of debt issuance costs	(2,735)	—	(180)
Distributions to redeemable noncontrolling interest holder	(8,445)	(13,515)	(12,300)
Payment of deemed dividend to noncontrolling interest holder	(2,500)	—	—
Net proceeds from issuance of common stock to employees	132	314	201
Treasury stock purchases	(1,240)	(2,481)	(1,231)
Net cash used in financing activities	(59,788)	(33,182)	(28,510)

Effects of exchange rates on cash	10	1,252	(1,166)

Net (decrease) increase in cash and cash equivalents	(16,751)	5,896	(5,666)
Cash and cash equivalents, beginning of the period	31,040	25,144	30,810
Cash and cash equivalents, end of the period	$14,289	$31,040	$25,144

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Supplemental cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets	6,301	4,335	3,978
Non-cash consideration for acquisition of business, net of cash acquired	$—	$—	$740
Cash paid during the period for -
Interest	7,486	9,188	6,236
Income taxes, net	8,695	4,418	2,860

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
(Amounts in Thousands, Except Share and Per Share Data)

1.    ORGANIZATION AND BUSINESS

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is headquartered in Broomfield, Colorado and has manufacturing facilities in the United States and Germany. DMC’s portfolio currently consists of three businesses: Arcadia Products, DynaEnergetics, and NobelClad, which are three innovative, asset-light manufacturing businesses that provide differentiated products and engineered solutions to segments of the construction, energy, industrial processing and transportation markets. In December 2021, DMC acquired a controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the high-end residential construction market. DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. DMC trades on Nasdaq under the symbol “BOOM.”

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

Accounts Receivable

The Company measures expected credit losses for its accounts receivable using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized. To measure expected credit losses, we have elected to pool trade receivables by segment and analyze each segment's accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the year ended December 31, 2024, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Consolidated Statements of Operations. Net provisions of $4,930 were recorded during the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, we recorded net provisions of $1,146 and $720, respectively.

The following table summarizes current year activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2023	$60	$1,838	$57	$1,955
Current period provision for expected credit losses	435	4,636	1	5,072
Recoveries of amounts previously reserved	—	(102)	(40)	(142)
Impacts of foreign currency exchange rates and other	—	(3)	(1)	(4)
Allowance for doubtful accounts, December 31, 2024	$495	$6,369	$17	$6,881

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

Buildings and improvements	10-40 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer software and equipment	3-10 years
Other	3-10 years

Gross property, plant and equipment consisted of the following at December 31:

	2024	2023
Land	$4,174	$4,267
Buildings and improvements	64,719	64,281
Manufacturing equipment and tooling	98,042	87,936
Furniture, fixtures, and computer software and equipment	36,182	31,406
Other	16,145	16,262
Construction in process	15,862	19,531
Total gross property, plant and equipment	$235,124	$223,683

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

For the year ended December 31, 2024, we recorded asset impairments of $1,182 primarily related to the abandonment of a planned manufacturing expansion at DynaEnergetics. For the year ended December 31, 2023, we recorded asset impairments of $2,471 primarily related to a $1,871 impairment charge associated with the abandonment of a software asset at DynaEnergetics and $440 attributable to a manufacturing asset at NobelClad that was removed from production. For the year ended December 31, 2022, no asset impairments were recorded.

Contract Liabilities

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities consisted of the following at December 31:

	2024	2023
Arcadia Products	$9,408	$13,815
DynaEnergetics	1,373	1,144
NobelClad	12,381	6,662
Total	$23,162	$21,621

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, primarily supply chain delays and disruptions.

Redeemable noncontrolling interest

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement originally permitted the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 ("Put Option"). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026 in exchange for, among other terms, a one-time payment of $2,500. The $2,500 payment was made in December 2024 and has been accounted for as a deemed dividend and thus an immediate reduction of stockholders' equity.

The purchase price for any interests sold pursuant to the Call Option or Put Option continues to be based upon a predefined calculation as included within the Operating Agreement. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in cash or in a combination of cash and preferred stock that would be authorized at that time.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Consolidated Statements of Operations or Comprehensive (Loss) Income. As of December 31, 2024 and 2023, the redeemable noncontrolling interest was $187,080 and $187,760, respectively. The December 31, 2024 redeemable noncontrolling interest value is equal to the floor value per the Operating Agreement.

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

Revenue Recognition

The Company’s revenues are derived from consideration paid by customers for tangible goods. The Company analyzes its different products by segment to determine the appropriate basis for revenue recognition. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

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

At times, Arcadia Products will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, which are significantly less frequent in both volume and financial statement magnitude, Arcadia Products has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of December 31, 2024 under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.

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

Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs were $5,837, $6,864, and $6,781 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Refer to Note 10 "Income Taxes" for further information.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company's stockholders after adjustment of redeemable noncontrolling interest and dividends, if applicable, by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

EPS was calculated as follows for the years ended December 31:

	2024	2023	2022
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	$(94,452)	$26,259	$12,247
Adjustment of redeemable noncontrolling interest	(64,260)	(4,870)	1,937
Less: Deemed dividend	(2,500)	—	—
Less: Undistributed net income available to participating securities	—	(305)	(198)
Numerator for basic net (loss) income per share:	(161,212)	21,084	13,986
Add: Undistributed net income allocated to participating securities	—	305	198
Less: Undistributed net income reallocated to participating securities	—	(305)	(198)
Numerator for diluted net (loss) income per share:	(161,212)	21,084	13,986
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	19,667,673	19,504,542	19,360,677
Effect of dilutive securities (1)	—	13,840	8,488
Weighted average shares outstanding for diluted net (loss) income per share	19,667,673	19,518,382	19,369,165
Net (loss) income per share:
Basic	$(8.20)	$1.08	$0.72
Diluted	$(8.20)	$1.08	$0.72

(1) Given we were in a net loss position for the year ended December 31, 2024, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS.

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $974 and $3,257 as of December 31, 2024 and 2023, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of December 31, 2024 and 2023. Refer to Note 5 "Goodwill" for further information on the valuation approach utilized in assessing the Arcadia Products reporting unit for impairment, which included significant inputs not observable in the market and thus represent Level 3 measurements.

Restructuring expenses

Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the years ended December 31, 2024, 2023, and 2022 we recorded total expenses of $2,526, $3,766, and $182, respectively. In 2024 and 2023, these expenses were primarily related to asset impairments and employee severance. Refer to "Asset Impairments" section above for further description of the asset impairments recorded.

Total restructuring charges incurred are as follows and were reported in the "Restructuring expenses and asset impairments" line item in our Consolidated Statements of Operations for the year ended December 31:

	2024
	Severance	Asset Impairment	Total
Arcadia Products	$567	$78	$645
DynaEnergetics	777	1,104	1,881
Total	$1,344	$1,182	$2,526

	2023
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving and Other Exit Costs	Stock-based compensation	Total
DynaEnergetics	$1,035	$1,871	$86	$19	$—	3,011
NobelClad	—	440	—	—	—	440
Corporate	—	160	—	—	155	315
Total	$1,035	$2,471	$86	$19	$155	$3,766

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2024, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

For all periods presented, other cumulative comprehensive loss consisted entirely of currency translation adjustments.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment disclosure requirements to enhance disclosure of significant segment information on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. We have adopted ASU 2023-07 for the year ended December 31, 2024, and comparative periods herein have been restated and reported under the new accounting standard. The new reportable segment disclosure requirements are reflected in Note 11 “Business Segments”.

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

Inventories consisted of the following as of December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,548	$25,831	$6,624	$42,003
Work-in-process	5,942	10,201	14,248	30,391
Finished goods	57,495	22,038	374	79,907
Supplies	—	—	279	279
Total inventories	$72,985	$58,070	$21,525	$152,580

Inventories consisted of the following as of December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,257	$26,107	$7,089	$42,453
Work-in-process	7,565	23,196	12,509	43,270
Finished goods	56,463	23,644	633	80,740
Supplies	—	—	249	249
Total inventories	$73,285	$72,947	$20,480	$166,712

4. PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets primarily include finite-lived customer relationships and trademarks/trade names. Customer relationships are amortized using an accelerated amortization method over the estimated useful life. Trademarks/trade names are amortized ratably over the estimated useful life.

The remaining weighted average amortization periods for unamortized purchased intangible assets are as follows as of December 31, 2024:

Customer relationships	12 years
Trademarks / Trade names	12 years

Our purchased intangible assets consisted of the following as of December 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$260	$(260)	$—
Customer relationships	211,077	(54,537)	156,540
Trademarks / Trade names	22,000	(4,436)	17,564
Total intangible assets	$233,337	$(59,233)	$174,104

Our purchased intangible assets consisted of the following as of December 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$283	$(269)	$14
Customer backlog	22,000	(22,000)	—
Customer relationships	211,128	(34,913)	176,215
Trademarks / Trade names	22,000	(2,969)	19,031
Total intangible assets	$255,411	$(60,151)	$195,260

The change in the gross value of our unamortized purchased intangible assets at December 31, 2024 from December 31, 2023 was primarily due to foreign currency translation.

Expected future amortization of purchased intangible assets is as follows:

For the years ended December 31:
2025	$19,053
2026	17,426
2027	15,806
2028	14,902
2029	14,713
Thereafter	92,204
$174,104

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

Based on the results of our quantitative goodwill impairment test, we recorded a $141,725 impairment charge to goodwill during the year ended December 31, 2024, which is included in “Goodwill impairment” in our Consolidated Statements of Operations.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	December 31, 2024	December 31, 2023
ROU asset	$42,164	$45,409

Current lease liability	8,297	7,652
Long-term lease liability	37,150	39,744
Total lease liability	$45,447	$47,396

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is recorded as operating cash outflows in the Company’s Consolidated Statements of Cash Flows.

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and president of Arcadia Products as of February 3, 2025. There were eight such leases in effect as of December 31, 2024, with expiration dates ranging from calendar years 2025 to 2031, inclusive of the assumed exercise of renewal options. As of December 31, 2024, the total ROU asset and related lease liability recognized for these leases was $21,788 and $22,880, respectively. During the years ended December 31, 2024 and 2023, associated lease expense was $4,625 in each period and is included in total operating lease expense.

Total operating lease expense included in the Company’s Consolidated Statements of Operations was $13,678, $12,822 and $11,883 for the years ended December 31, 2024, 2023, and 2022, respectively. Short term and variable lease costs were not significant for any period presented.

Certain of the Company’s leases contain renewal options and options to extend the lease term for up to five years, and a majority of these options are reflected in the calculation of the ROU assets and related lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	8.7 years	7.0 years
Weighted average discount rate	5.4%	4.5%

The following table represents maturities of operating lease liabilities as of December 31, 2024:

Due within 1 year	$10,302
Due after 1 year through 2 years	9,078
Due after 2 years through 3 years	8,207
Due after 3 years through 4 years	6,494
Due after 4 years through 5 years	4,280
Thereafter	22,613
Total future minimum lease payments	60,974
Less imputed interest	(15,527)
Total	$45,447

7.    DEBT

Outstanding borrowings consisted of the following at December 31:

	2024	2023
Syndicated credit agreement:
U.S. Dollar revolving loan	$24,375	$—
Term loan	48,125	117,500
Commerzbank line of credit	—	—
Outstanding borrowings	72,500	117,500
Less: debt issuance costs	(1,682)	(1,649)
Total debt	70,818	115,851
Less: current portion of long-term debt	(2,500)	(15,000)
Long-term debt	$68,318	$100,851

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until

February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2024 and 2023, bank guarantees of $443, respectively, were secured.

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

As of December 31, 2024, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2024 and 2023, we had no outstanding borrowings under the line of credit and bank guarantees of €2,843 and €1,696, respectively, were secured. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2024 was 8.11%. The line of credit has open-ended terms and can be canceled by the bank at any time.

8.    STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS

Employee stock plans

Our stock-based compensation expense results from restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share units ("PSUs"), and stock issued under the Employee Stock Purchase Plan. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2024	2023	2022
Cost of products sold	$322	$430	$506
General and administrative expenses	5,413	8,583	8,304
Selling and distribution expenses	795	1,102	1,248
Strategic review expenses	372	—	—
Restructuring expenses, net and asset impairments	—	155	—
Stock-based compensation	6,902	10,270	10,058
Income tax benefit	(1,380)	(3,104)	(1,716)
Stock-based compensation, net of income taxes	5,522	7,166	8,342

Earnings per share impact
Basic	$0.28	$0.37	$0.43
Diluted	$0.28	$0.37	$0.43

On November 4, 2016, our stockholders approved the 2016 Omnibus Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 5,000,000 shares available for grant under the 2016 Plan, less 1,639,881 of RSAs and RSUs previously granted under the 2006 Stock Incentive Plan ("2006 Plan") as of the 2006 Plan's expiration on September 21, 2016. As of the inception of the 2016 Plan, 3,360,119 shares were available for grant under the 2016 Plan. As of December 31, 2024, there are 1,124,448 shares available for future grant.

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

Prior to 2024, PSUs were granted to employees with vesting based on performance and market conditions. In 2024, PSUs were granted to employees with vesting based solely on market conditions. Each PSU represents the right to receive stock upon the achievement of certain conditions. A target number of PSUs is awarded on the grant date, and the recipient is eligible to earn shares of common stock between 0% and 200% of the number of targeted PSUs awarded. The PSUs earned, if any, cliff vest at the end of the third year following the year of grant based on the degree of satisfaction of the PSU conditions.

For PSUs granted prior to 2024, a portion of an employee's grant is based on actual performance against a target Adjusted EBITDA goal while the remainder is based on the Company's relative total shareholder return ("TSR") performance compared to the peer group disclosed in our Proxy Statement. 25% of the PSU grant is based on the achievement of targeted Adjusted EBITDA and 75% of the PSU grant is based on the achievement of relative TSR performance. For PSUs granted in 2024, 100% of the employee's grant is based on the Company's relative TSR performance compared to the S&P SmallCap 600 Industrials index.

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

A summary of the activity of our unvested RSAs issued under the 2016 Plan is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	273,777	$32.71
Granted	260,207	20.79
Vested	(243,592)	30.97
Forfeited	(8,439)	27.20
Balance at December 31, 2023	281,953	$23.38
Granted	602,442	13.15
Vested	(233,941)	22.18
Forfeited	(120,478)	18.16
Balance at December 31, 2024	529,976	$13.47

A summary of the activity of our unvested RSUs issued under the 2016 Plan is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	44,521	$39.47
Granted	31,418	21.18
Vested	(21,968)	40.69
Forfeited	—	—
Balance at December 31, 2023	53,971	$28.33
Granted	39,870	17.52
Vested	(23,796)	34.96
Forfeited	—	—
Balance at December 31, 2024	70,045	$19.92

A summary of the activity of our unvested PSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	144,732	$51.67
Granted	75,997	28.30
Vested	(42,883)	15.48
Forfeited	(87,374)	67.79
Balance at December 31, 2023	90,472	$33.62
Granted	154,789	24.55
Vested	(2,616)	67.78
Forfeited	(87,989)	27.17
Balance at December 31, 2024	154,656	$27.63

As of December 31, 2024, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized stock compensation	Weighted-average recognition period
Unvested RSAs	$4,565	1.3 years
Unvested RSUs	$813	1.7 years
Unvested PSUs	$1,327	1.5 years

Stockholders Protection Rights Agreement

On June 5, 2024, the Board adopted the Rights Agreement and declared a dividend of one Right for each share of the Company’s common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth (0.001) of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of the Company’s outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of the Company’s common stock having a market value of twice that amount.

The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. There is currently no impact on the Company’s Consolidated Financial Statements.

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2024, no preferred stock has been issued.

9. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a contributory 401(k) plan to our U.S. employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $2,694, $2,590, and $1,772 for the years ended December 31, 2024, 2023 and 2022, respectively.

Foreign Subsidiary Defined Benefit and Defined Contribution Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $1,415 and $1,490 as of December 31, 2024 and 2023, respectively, which is included in "Other long-term liabilities" in the Consolidated Balance Sheets. Annual adjustments to the obligation are based upon actuarial calculations and are recorded within "General and administrative expenses" in the Consolidated Statements of Operations. We recognized expense of $11 and $91 for the years ended December 31, 2024 and 2023, respectively, and income of $536 for the year ended December 31, 2022.

In 2020, a new defined contribution pension plan went into effect for employees at certain foreign subsidiaries, which replaced the defined benefit plan described above. Under the new plan, pension benefits will be financed both through contributions by the Company and employees. The Company contributes between 1.5% and 4.5% of the employee's salary annually. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $287, $285 and $261, respectively, to the defined contribution plan. Past contributions into the defined benefit plan were unchanged by the new defined contribution plan.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within "Prepaid expenses and other" and "Other current liabilities" pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of December 31, 2024.

	Consolidated Balance Sheet location	2024	2023
Deferred compensation assets	Prepaid expenses and other	$5,742	$1,428
Deferred compensation assets	Other assets	$3,396	$8,449
Deferred compensation obligations	Other current liabilities	$5,742	$1,428
Deferred compensation obligations	Other long-term liabilities	$7,183	$12,078

10.    INCOME TAXES

The domestic and foreign components of income (loss) before income taxes for our operations consist of the following for the years ended December 31:

	2024	2023	2022
Domestic	$(161,340)	$16,181	$(302)
Foreign	20,350	33,698	23,511
Total (loss) income before income taxes	$(140,990)	$49,879	$23,209

The components of the provision (benefit) for income taxes consist of the following for the years ended December 31:

	2024	2023	2022
Current – Federal	$484	$3,522	$2,288
Current – State	571	733	927
Current – Foreign	5,696	9,895	6,760
Current income tax expense	6,751	14,150	9,975

Deferred – Federal	3,230	87	(1,024)
Deferred – State	877	587	(175)
Deferred – Foreign	112	296	600
Deferred income tax expense (benefit)	4,219	970	(599)
Income tax provision	$10,970	$15,120	$9,376

Our deferred tax assets and liabilities consist of the following at December 31:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$5,589	$6,168
Inventory differences	1,127	1,043
Equity compensation	1,231	1,421
Investment in joint venture	20,254	677
Restructuring	206	104
Purchased intangible assets and goodwill	243	389
Accrued employee compensation and benefits	3,881	4,362
Lease liabilities	3,204	2,514
Interest expense	2,249	737
Research and development costs	1,239	752
Other, net	1,603	388
Gross deferred tax assets	40,826	18,555
Less valuation allowances	(32,121)	(6,167)
Total deferred tax assets	8,705	12,388

Deferred tax liabilities:
Depreciation and amortization	(4,481)	(5,278)
Right-of-use assets	(2,813)	(2,276)
Other, net	(892)	(52)
Total deferred tax liabilities	(8,186)	(7,606)

Net deferred tax assets	$519	$4,782

As of December 31, 2024, we had loss carryforwards for tax purposes totaling approximately $39,238, comprised of $33,267 foreign and $5,971 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. The significant majority of foreign losses can be carried forward indefinitely, while all other losses generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and established valuation allowances on those where we have determined the realization is not more likely than not to occur.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. As of

December 31, 2024, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in the third quarter of 2024. Accordingly, during the year ended December 31, 2024, we evaluated the impact on all jurisdictions and have recorded a valuation allowance against the corresponding net deferred tax assets in the U.S. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes. Changes in our valuation allowance in 2023 and 2022 are primarily attributable to changes in currency revaluation and movements in the underlying deferred tax assets.

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to income (loss) before income taxes is as follows for the years ended December 31:

	2024	2023	2022
Statutory U.S. federal income tax	$(29,608)	$10,475	$4,874
Foreign rate differential	2,086	3,562	2,868
Permanent items	566	975	980
U.S. state income tax, net of federal benefit	(1,665)	1,275	569
(Income) loss attributable to noncontrolling interest	12,072	(1,793)	(333)
Equity compensation	413	1,080	202
Return to provision adjustments	195	(247)	134
Deemed repatriation of foreign earnings	463	90	64
Other	166	2	(14)
Change in valuation allowances	26,282	(299)	32
Income tax provision	$10,970	$15,120	$9,376

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. In 2024, tax audits in Germany of both our NobelClad and DynaEnergetics subsidiaries commenced for the years 2019 through 2021. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. While the audits are not unexpected, the outcome cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provisions for income taxes in the period such resolution occurs.

DMC’s U.S. federal tax returns are open for examination for the tax years 2018 and 2021 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2020 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2020 onward, depending on jurisdiction.

At December 31, 2024 and 2023, the balance of unrecognized tax benefits was $5,240 and $5,017, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2024 are $4,483 of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2024 and 2023, our accrual for interest and penalties related to uncertain tax positions were $81 and $0, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023
Unrecognized tax benefits, beginning balance	$5,017	$2,106
Additions based on tax positions related to the current year	558	2,841
Additions for tax positions of prior years	—	70
Reductions for tax positions of prior years	(335)	—
Settlements	—	—
Unrecognized tax benefits, ending balance	$5,240	$5,017

The Tax Cuts and Jobs Act (“TCJA”), enacted in December 2017, provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence; however, if any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes, as well as foreign withholding taxes. We continually reassess the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. The simultaneous downturns in two of our businesses in 2024 has led to the determination that we may need to access previously reinvested earnings of our international subsidiaries. As such, in the fourth quarter of 2024, we recorded a deferred tax liability of $168, representing potential taxes that could result from the distribution of foreign earnings to the U.S. parent.

11.    BUSINESS SEGMENTS

Our business is currently organized into three segments: Arcadia Products, DynaEnergetics, and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the high-end residential construction market. DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and LNG processing equipment.

Our reportable segments are separately managed, strategic business units that offer different products. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies, and each segment has separate financial information available. The Chief Operating Decision Maker ("CODM") uses segment operating income or loss to allocate resources (including employees, property, and financial or capital resources) for each segment in the budget and forecasting process and to assess ongoing performance on a monthly basis. The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below. The accounting policies of our reportable segments are the same as those described in Note 2 "Significant Accounting Policies". The Company's CODM is our Board of Directors.

Segment information is as follows as of and for the year ended December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$249,763	$287,686	$105,402	$642,851
Cost of products sold	182,738	237,631	71,591	491,960
Gross profit	67,025	50,055	33,811	150,891

Stock-based compensation*	1,920	—	—	1,920
General and administrative expenses	29,389	10,835	4,299	44,523
Selling and distribution expenses	15,871	21,128	9,461	46,460
Amortization of purchased intangible assets	21,111	44	—	21,155
Restructuring expenses and asset impairments	645	1,881	—	2,526
Goodwill impairment	141,725	—	—	141,725
Operating (loss) income	(143,636)	16,167	20,051	(107,418)
Unallocated corporate expenses				(19,230)
Unallocated stock-based compensation*				(4,610)
Other expense, net				(1,068)
Interest expense, net				(8,664)
Loss before income taxes				(140,990)
Income tax provision				10,970
Net loss				(151,960)

Segment information is as follows as of and for the year ended December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$298,909	$315,026	$105,253	$719,188
Cost of products sold	206,657	228,325	71,724	506,706
Gross profit	92,252	86,701	33,529	212,482

Stock-based compensation*	1,571	—	—	1,571
General and administrative expenses	29,708	15,806	4,092	49,606
Selling and distribution expenses	16,958	21,472	9,570	48,000
Amortization of purchased intangible assets	22,608	59	—	22,667
Restructuring expenses and asset impairments	—	3,011	440	3,451
Operating income	21,407	46,353	19,427	87,187
Unallocated corporate expenses				(17,466)
Unallocated stock-based compensation*				(8,544)
Other expense, net				(1,782)
Interest expense, net				(9,516)
Income before income taxes				49,879
Income tax provision				15,120
Net income				34,759

Segment information is as follows as of and for the year ended December 31, 2022:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$299,527	$264,327	$90,232	$654,086
Cost of products sold	211,193	188,758	68,182	468,133
Gross profit	88,334	75,569	22,050	185,953

Stock-based compensation*	2,206	—	—	2,206
General and administrative expenses	30,437	19,627	4,587	54,651
Selling and distribution expenses	15,413	16,588	8,981	40,982
Amortization of purchased intangible assets	36,316	299	311	36,926
Restructuring expenses and asset impairments	—	—	182	182
Operating income	3,962	39,055	7,989	51,006
Unallocated corporate expenses				(13,164)
Unallocated stock-based compensation*				(7,852)
Other expense, net				(594)
Interest expense, net				(6,187)
Income (loss) before income taxes				23,209
Income tax provision				9,376
Net income				13,833

*Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	2024	2023	2022
Depreciation and Amortization:
Arcadia Products	$24,792	$26,303	$39,222
DynaEnergetics	6,755	6,906	7,877
NobelClad	3,175	2,893	3,730
Segment depreciation and amortization	34,722	36,102	50,829
Corporate and other	324	405	378
Consolidated depreciation and amortization	$35,046	$36,507	$51,207

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2024	2023
United States	$104,722	$102,894
Germany	24,445	26,236
Canada	63	76
France	45	58
Rest of the world	1	3
Total	$129,276	$129,267

	2024	2023	2022
Acquisition of property, plant and equipment:
Arcadia Products	$3,976	$6,051	$7,168
DynaEnergetics	6,636	6,545	5,660
NobelClad	5,751	2,944	5,298
Segment acquisition of property, plant and equipment	16,363	15,540	18,126
Corporate and other	921	434	458
Consolidated acquisition of property, plant and equipment	$17,284	$15,974	$18,584

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

Arcadia Products

	2024	2023	2022
West	$207,642	$237,629	$235,705
South	23,393	30,055	37,061
Northeast	9,957	21,582	14,103
Midwest	8,771	9,643	12,658
Total Arcadia Products	$249,763	$298,909	$299,527

DynaEnergetics

	2024	2023	2022
United States	$220,114	$245,391	$211,025
Canada	21,818	23,404	17,156
Oman	7,497	7,833	3,188
India	6,314	2,179	1,154
Kuwait	5,921	4,980	1,801
Egypt	3,409	2,340	5,780
Iraq	510	6,034	3,574
Rest of the world(1)	22,103	22,865	20,649
Total DynaEnergetics	$287,686	$315,026	$264,327

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.

NobelClad

	2024	2023	2022
United States	51,275	53,024	38,818
Canada	10,625	7,588	9,610
Germany	9,353	4,695	4,630
Saudi Arabia	4,702	3,542	2,212
China	4,689	6,438	3,902
United Arab Emirates	3,551	4,485	3,582
Netherlands	3,379	1,656	2,094
France	2,684	2,988	2,057
Australia	1,386	1,181	1,799
Italy	1,357	2,064	1,766
India	1,056	307	3,116
South Korea	850	4,562	3,242
Sweden	673	2,011	3,743
Rest of the world (1)	9,822	10,712	9,661
Total NobelClad	$105,402	$105,253	$90,232

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue.

During the years ended December 31, 2024 and 2023, one DynaEnergetics customer accounted for approximately 23% and 15%, respectively, of consolidated net sales. During the year ended December 31, 2022, no single customer accounted for greater than 10% of total net sales. As of December 31, 2024 and 2023, one DynaEnergetics customer accounted for approximately 30% and 32% of consolidated accounts receivable, respectively.

12.    DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of forward contracts are recognized in "Other expense, net" within our Consolidated Statements of Operations.

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

As of December 31, 2024 and 2023, the notional amounts of forward currency contracts the Company held were $8,331 and $32,310, respectively. At December 31, 2024 and 2023, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from hedging activities for the years presented. These hedging net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

Derivative type	Income Statement Location	2024	2023	2022
Foreign currency contracts	Other expense, net	$(1,893)	$13	$352

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

Legal Proceedings

In the ordinary course of its business, the Company is involved in lawsuits and claims, both actual and potential. In addition to the matters discussed below, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement and employment matters, and other actions and claims arising out of the normal course of business. Although it is difficult to accurately predict the outcome of any such proceedings, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Stockholder Litigation

On December 6, 2024, Samuel Garson, individually and on behalf of a putative class, filed a securities class action lawsuit in the United States District Court for the District of Colorado against the Company and other defendants (collectively, the “Defendants”). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 promulgated thereunder on behalf of a putative class of all persons who purchased the Company’s securities between May 3, 2024 and November 4, 2024. In particular, the complaint alleges that the Defendants made false and misleading statements during the class period concerning the Company’s business resulting in injury to the purported class members. On January 27, 2025, a second securities class action lawsuit was filed in the same District Court by Alessandro Laurent, individually and of behalf of a putative class, asserting substantially the same allegations, but on behalf of all purchasers of the Company’s securities between January 29, 2024 and November 4, 2024. Both complaints seek certification of a class of purchasers of the Company’s securities during the respective class periods and an award of damages, interest, costs and expenses (including attorney’s fees) to the respective plaintiffs and class members. The Company intends to vigorously defend itself against these complaints. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, in this circumstance.

Environment Matter

On February 21, 2024, Los Angeles Waterkeeper (Waterkeeper) sent Arcadia Products a 60-day Notice of Intent (NOI) to file a citizen suit related to alleged stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The alleged violations include exceedances of discharge-related requirements and limitations, certain alleged stormwater pollution prevention plan inadequacies, and certain monitoring and reporting violations. The Company has engaged an engineering and consulting firm to assist the Company in investigating the allegations and in responding to the NOI. On April 26, 2024, Waterkeeper filed a complaint in the U.S. District Court for the Central District of California under the citizen suit provisions of the Clean Water Act. On October 16, 2024, the Company entered into a settlement with Waterkeeper in the form of a Consent Decree to settle the alleged violations. The Consent Decree requires the Company to undertake certain improvements to its stormwater management infrastructure and practices at all three facilities over the next several years. It also required the Company to reimburse Waterkeeper for $70 in claimed costs and spend $100 on a Supplemental Environmental Project. The Consent Decree was approved by the U.S. Department of Justice and Court.

The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $762 in aggregate to address these potential claims.

14.    STRATEGIC REVIEW EXPENSES

In January 2024, the Company announced that the Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, during the year ended December 31, 2024, the Company incurred expenses of $7,765, which primarily included $4,076 in professional service fees and $2,988 in employee retention compensation, including $372 of stock-based compensation.

In October 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2024.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of DMC Global Inc. (“DMC” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Interim Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2024 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our internal controls over financial reporting were effective.

DMC’s internal control over financial reporting as of December 31, 2024 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Denver, Colorado
February 24, 2025

ITEM 9B.             Other Information

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Board of Directors,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Delinquent Section 16 Reports” (to the extent reported therein), and the information therein is incorporated herein by reference.

ITEM 11.                                         Executive Compensation

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Summary Compensation Table For Fiscal Year 2024,” “Pay Versus Performance,” “Grants of Plan-Based Awards,” “Employment Agreements,” “Outstanding Equity Awards at Fiscal Year-End 2024,” “Stock Vested During 2024,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination,” “Director Compensation,” and “CEO Pay Ratio for Fiscal Year 2024,” and the information therein is incorporated herein by reference.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management,” and the information therein is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Board of Directors,” and the information therein is incorporated herein by reference.

ITEM 14.                                         Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the caption “Proposal 4: Ratification of Independent Registered Public Accounting Firm” and the information therein is incorporated herein by reference.

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

3.3
Certificate of Correction of Certificate of Amendment of DMC Global Inc. filed on August 14, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed on August 15, 2024).

3.4	Amended and Restated Bylaws of DMC Global Inc., adopted on May 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024).
3.5
Certificate of Designation, Preferences and Rights of Series B Participating Preferred Stock of DMC Global Inc., dated June 5, 2024 (incorporated by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on June 6, 2024).

4.1	Description of Capital Stock.
4.2
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

10.4
Amendment to Second Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated December 3, 2024, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 4, 2024).

10.5
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

10.7	Novated Promissory Note, dated December 31, 2023, issued by Synergex Arcadia Holdings LLC, to DMC Global Inc.

Exhibit Number	Description
10.8
Management Services Agreement, dated December 23, 2021, between Arcadia Products, LLC and DMC Global Inc. (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed with the Commission on December 28, 2021).

10.9	Novated Consulting Services Agreement, dated December 31, 2023, between Synergex Arcadia Holdings LLC to DMC Global Inc.
10.10
Equity Purchase Agreement, dated December 16, 2021, by and among DMC Global Inc., Arcadia, Inc., New Arcadia Holdings, Inc. and each of the shareholders of Arcadia named therein. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 21, 2021).

10.11
Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.12
Severance and Release Agreement, dated as of February 13, 2023, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2023). *

10.13
Employment Offer Letter dated February 23, 2014, from the Company to Michael L. Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 31, 2014). *

10.14	Employment Offer Letter dated August 4, 2023, from the Company to Michael Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 7, 2023).*
10.15	Employment Agreement dated July 26, 2013, from the Company to Ian Grieves (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *
10.16
Retention Agreement dated February 16, 2024, by and between the Company and Ian Grieves (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 2, 2024).*

10.17
Employment Offer Letter dated July 17, 2016, from the Company to Michelle H. Shepston (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.18	Amendment to Employment Offer Letter dated March 3, 2024, from the Company to Michelle H. Shepston. *
10.19	Employment Agreement dated July 24, 2020 from the Company to Antoine Nobili (incorporate by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on February 22, 2021). *
10.20	Employment Offer Letter dated December 20, 2022, from the Company to Eric Walter (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2023).*
10.21	Employment Offer Letter dated November 20, 2022, from Arcadia to James Chilcoff (incorporate by reference to Exhibit 10.18 to the Company's Form 10-K filed with the Commission on February 23, 2024).*
10.22	Severance and Release Agreement, dated as of October 16, 2024, by and between the Company and James Chilcoff.*
10.23	Severance and Release Agreement, dated as of March 15, 2023, by and between the Company and James Schladen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2023).*
10.24
Interim President and Chief Executive Officer Letter Agreement between DMC Global Inc. and James O’Leary effective November 29, 2024 and entered into on December 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2024).*

10.25	Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.26	Amended and Restated Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on March 8, 2018) *
10.27	First Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan. *
10.28
Second Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the Commission on February 23, 2024).*

10.29
Third Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Commission on February 23, 2024).*

10.30	2016 Omnibus Incentive Plan dated November 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 4, 2016).
10.31
Form of Executive Officer Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.32	Form of Director Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed with the Commission on March 8, 2018)
10.33
Form of Executive Officer Restricted Stock Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.34	Form of Executive Officer Performance Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference Exhibit 10.20 to the Company's Form-10-K filed with the Commission on March 1, 2022).*

Exhibit Number	Description
10.35	Form of Indemnification Agreement. *
10.36	Form of RSA Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 19, 2024). *
10.37	Form of Cash Retention Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on November 19, 2024). *
10.38
Sublease for Dunbar, Pennsylvania clad metal shooting site dated December 16, 2000 by and between Mypodiamond, Inc. and the Company. (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.39
Sublease for Dunbar, Pennsylvania clad metal shooting site dated May 7, 2024 by and between Pureon Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024).**

10.40
License Agreement dated July 29, 2008 by and between Coolspring Stone Supply Company, Inc. (“CSSC”) and the Company. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.41
First Amendment to License Agreement dated September 24, 2012 by and between CSSC and the Company. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.42
Second Amendment to License Agreement dated March 31, 2018 by and between CSSC and the Company (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the Commission on February 21, 2019).

10.43
Third Amendment to License Agreement dated July 1, 2022 by and between CSSC and the Company (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed with the Commission on November 3, 2022)

10.44
Risk Allocation, Consulting and Services Agreement dated April 1, 2008 by and between Snoddy Management, Inc. (“SMI”) and the Company. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.45
First Amendment to Risk Allocation, Consulting and Services Agreement dated September 24, 2012 by and between SMI and the Company. (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.46
Second Amendment to Risk Allocation, Consulting and Services Agreement dated March 31, 2018 by and between SMI and the Company (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed with the Commission on February 21, 2019).

10.47
Third Amendment to Risk Allocation, Consulting and Services Agreement dated July 1, 2022 by and between SMI and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q filed with the Commission on November 3, 2022)

10.48
Company’s Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed April 5, 2017, relating to the Company’s 2017 Annual Meeting of Stockholders).*

10.49
Lease Agreement for Broomfield, Colorado office space dated August 20, 2018 between Semaho, Inc. and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on October 25, 2018).

10.50	Services Agreement dated March 16, 2023 by and between James Schladen and Arcadia Products, LLC (incorporated by reference to Exhibit 10.41 to the Company's Form 10-K filed on February 27, 2024).
10.51
Cooperation Agreement, dated as of March 14, 2024, by and among the Company, Bradley L. Radoff and The Radoff Family Foundation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2024.

10.52	Letter Agreement, effective as of October 16, 2024, between DMC Global Inc. and James O’Leary. *
19.1	DMC Global Inc. Insider Trading Policy.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on February 27, 2023).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Interim President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Interim President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DMC Global Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed on February 23, 2024).
101	The following materials from the Annual Report on Form 10-K of DMC Global Inc. for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

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

ITEM 16.                                         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.

February 24, 2025	By:	/s/ Eric V. Walter
Eric V. Walter
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James O'Leary	Executive Chairman, Interim President and Chief Executive Officer	February 24, 2025
James O'Leary	(Principal Executive Officer)

/s/ Eric V. Walter	Chief Financial Officer	February 24, 2025
Eric V. Walter	(Principal Financial Officer)

/s/ Brett Seger	Chief Accounting Officer	February 24, 2025
Brett Seger	(Principal Accounting Officer)

/s/ Ruth I. Dreessen	Director	February 24, 2025
Ruth I. Dreessen

/s/ Michael A. Kelly	Director	February 24, 2025
Michael A. Kelly

/s/ Simon Bates	Director	February 24, 2025
Simon Bates

/s/ Clifton Peter Rose	Director	February 24, 2025
Clifton Peter Rose

/s/ Ouma Sananikone	Director	February 24, 2025
Ouma Sananikone