Form 10-Q
period 2025-03-31
DMC Global Inc.
filed 2025-05-01
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Common Stock outstanding was 20,490,722 as of April 29, 2025.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include, but are not limited to, expectations regarding improvements at Arcadia Products, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, our backlog and order activity at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2025 and 2024 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosure about Market Risk	34

Item 4	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults Upon Senior Securities	36

Item 4	Mine Safety Disclosures	36

Item 5	Other Information	36

Item 6	Exhibits	37

	Signatures	37

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,705	$14,289
Accounts receivable, net of allowance for doubtful accounts of $7,588 and $6,881, respectively	114,470	103,361
Inventories	148,735	152,580
Prepaid expenses and other	18,999	18,792
Total current assets	296,909	289,022
Property, plant and equipment	238,647	235,124
Less - accumulated depreciation	(109,692)	(105,848)
Property, plant and equipment, net	128,955	129,276
Purchased intangible assets, net	169,341	174,104
Deferred tax assets	1,225	1,230
Other assets	74,210	77,705
Total assets	$670,640	$671,337

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,514	$45,059
Accrued expenses	10,817	11,393
Accrued income taxes	9,486	7,574
Accrued employee compensation and benefits	11,006	10,399
Contract liabilities	18,538	23,162
Current portion of long-term debt	2,500	2,500
Other current liabilities	13,902	14,015
Total current liabilities	111,763	114,102
Long-term debt	69,921	68,318
Deferred tax liabilities	728	711
Other long-term liabilities	47,225	50,155
Total liabilities	229,637	233,286
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,403,030 and 21,083,184 shares issued, respectively	1,070	1,054
Additional paid-in capital	306,951	305,460
Retained earnings	758	—
Other cumulative comprehensive loss	(28,386)	(29,560)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 912,308 and 820,322 shares, respectively	(26,470)	(25,983)
Total stockholders’ equity	253,923	250,971
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$670,640	$671,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2025	2024
Net sales	$159,290	$166,869
Cost of products sold	118,091	124,517
Gross profit	41,199	42,352
Costs and expenses:
General and administrative expenses	16,674	15,980
Selling and distribution expenses	11,626	12,223
Amortization of purchased intangible assets	4,763	5,292
Strategic review and related expenses	1,298	2,169
Restructuring expenses	325	—
Total costs and expenses	34,686	35,664
Operating income	6,513	6,688
Other expense:
Other expense, net	(218)	(409)
Interest expense, net	(1,699)	(2,317)
Income before income taxes	4,596	3,962
Income tax provision	2,733	1,643
Net income	$1,863	$2,319
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,186	(244)
Net income attributable to DMC Global Inc. stockholders	$677	$2,563

Net income per share attributable to DMC Global Inc. stockholders:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted average shares outstanding:
Basic	19,812,161	19,610,644
Diluted	19,816,281	19,622,455

Reconciliation to net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31,
	2025	2024
Net income attributable to DMC Global Inc. stockholders	$677	$2,563
Adjustment of redeemable noncontrolling interest	81	(2,307)
Net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$758	$256

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Net income	$1,863	$2,319

Change in cumulative foreign currency translation adjustment	1,174	(1,113)
Other comprehensive income	$3,037	$1,206

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	1,186	(244)

Comprehensive income attributable to DMC Global Inc. stockholders	$1,851	$1,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Shares issued in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net income (loss)	—	—	—	2,563	—	—	—	2,563	(244)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,113)	—	—	(1,113)	—
Shares issued in connection with stock compensation plans	236,509	12	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,412	—	—	—	—	1,412	137
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,880)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,307)	—	—	—	(2,307)	2,307
Treasury stock activity	—	—	—	—	—	(32,030)	(936)	(936)	—
Balances, March 31, 2024	20,704,004	$1,035	$315,233	$146,860	$(27,539)	(721,730)	$(25,675)	$409,914	$187,080

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,863	$2,319
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,660	3,419
Amortization of purchased intangible assets	4,763	5,292
Amortization of deferred debt issuance costs	217	190
Stock-based compensation	1,599	1,549
Bad debt expense	706	476
Deferred income taxes	22	(546)
Other	555	(985)
Change in:
Accounts receivable, net	(10,572)	486
Inventories	4,557	(5,910)
Prepaid expenses and other	3,239	3,022
Accounts payable	203	10,660
Contract liabilities	(4,758)	(2,391)
Accrued expenses and other liabilities	(1,566)	(4,141)
Net cash provided by operating activities	4,488	13,440
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	3,000
Proceeds from sales of marketable securities	—	9,619
Acquisition of property, plant and equipment	(3,779)	(2,968)
Proceeds from property, plant and equipment reimbursements	426	—
Proceeds on sale of property, plant and equipment	21	—
Net cash (used in) provided by investing activities	(3,332)	9,651
Cash flows from financing activities:
Repayments on term loan	(625)	(117,500)
Borrowings on term loan	—	50,000
Borrowings on revolving loans	8,500	70,450
Repayments on revolving loans	(6,375)	(30,450)
Payment of debt issuance costs	—	(2,735)
Distributions to redeemable noncontrolling interest holder	(1,151)	(3,125)
Treasury stock purchases	(484)	(936)
Net cash used in financing activities	(135)	(34,296)

Effects of exchange rates on cash	(605)	609

Net increase (decrease) in cash and cash equivalents	416	(10,596)
Cash and cash equivalents, beginning of the period	14,289	31,040
Cash and cash equivalents, end of the period	$14,705	$20,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2024.

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

During the three months ended March 31, 2025, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, higher interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, net provisions of $706 and $476, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2024	$495	$6,369	$17	$6,881
Current period provision for expected credit losses	285	471	—	756
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously reserved	(50)	—	—	(50)
Impacts of foreign currency exchange rates and other	—	1	—	1
Allowance for doubtful accounts, March 31, 2025	$730	$6,841	$17	$7,588

Redeemable noncontrolling interest

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement originally permitted the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 ("Put Option"). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026 in exchange for, among other terms, a one-time payment of $2,500. The $2,500 payment was made in December 2024.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of March 31, 2025 and December 31, 2024, the redeemable noncontrolling interest was $187,080, which is equal to the floor value per the Operating Agreement.

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

See additional revenue recognition policy disclosures specific to each of our business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2024.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest and dividends, if applicable, by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended March 31,
	2025	2024
Net income attributable to DMC Global Inc. stockholders, as reported	$677	$2,563
Adjustment of redeemable noncontrolling interest	81	(2,307)
Less: Undistributed net income available to participating securities	(24)	(5)
Numerator for basic net income per share:	734	251
Add: Undistributed net income allocated to participating securities	24	5
Less: Undistributed net income reallocated to participating securities	(24)	(5)
Numerator for diluted net income per share:	$734	$251
Denominator:
Weighted average shares outstanding for basic net income per share	19,812,161	19,610,644
Effect of dilutive securities (1)	4,120	11,811
Weighted average shares outstanding for diluted net income per share	19,816,281	19,622,455
Net income per share attributable to DMC Global Inc. stockholders
Basic	$0.04	$0.01
Diluted	$0.04	$0.01

(1) For the three months ended March 31, 2025 and 2024, 71,813 and 10,052 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain current and former employees, and money market funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of March 31, 2025.

	Balance Sheet location	March 31, 2025	December 31, 2024
Deferred compensation assets	Prepaid expenses and other	$5,756	$5,742
Deferred compensation assets	Other assets	2,315	3,396
Deferred compensation obligations	Other current liabilities	5,756	5,742
Deferred compensation obligations	Other long-term liabilities	5,721	7,183

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $679 as of March 31, 2025 and $974 as of December 31, 2024 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2025 or December 31, 2024.

Restructuring expenses

Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three months ended March 31, 2025, we recorded total restructuring expenses of $325. These expenses relate to employee severance associated with headcount reductions at Arcadia Products.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which amends income tax disclosure requirements for the effective tax rate reconciliation to include incremental income tax information and expanded disclosures of income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024 and is applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of ASU 2023-09 on our financial statements and disclosures.

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

Inventories consisted of the following at March 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$8,951	$27,199	$7,174	$43,324
Work-in-process	6,714	8,943	12,047	27,704
Finished goods	56,970	20,427	83	77,480
Supplies	—	—	227	227
Total inventories	$72,635	$56,569	$19,531	$148,735

Inventories consisted of the following at December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,548	$25,831	$6,624	$42,003
Work-in-process	5,942	10,201	14,248	30,391
Finished goods	57,495	22,038	374	79,907
Supplies	—	—	279	279
Total inventories	$72,985	$58,070	$21,525	$152,580

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at March 31, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	210,500	(58,356)	152,144
Trademarks / Trade names	22,000	(4,803)	17,197
Total intangible assets	$232,500	$(63,159)	$169,341

Our purchased intangible assets consisted of the following at December 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$260	$(260)	$—
Customer relationships	211,077	(54,537)	156,540
Trademarks / Trade names	22,000	(4,436)	17,564
Total intangible assets	$233,337	$(59,233)	$174,104

5.      CONTRACT LIABILITIES

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	March 31, 2025	December 31, 2024
Arcadia Products	$9,053	$9,408
NobelClad	7,621	12,381
DynaEnergetics	1,864	1,373
Total	$18,538	$23,162

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2025	December 31, 2024
ROU asset	$40,017	$42,164

Current lease liability	8,171	8,297
Long-term lease liability	35,501	37,150
Total lease liability	$43,672	$45,447

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

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the president of Arcadia Products. There were eight such leases in effect as of March 31, 2025, with expiration dates ranging from calendar years 2025 to 2031, inclusive of the assumed exercise of renewal options. As of March 31, 2025, the total ROU asset and related lease liability recognized for these leases was $20,858 and $21,976, respectively. During the three months ended March 31, 2025 and 2024, associated lease expense was $1,156 in each period and is included in total operating lease expense.

For the three months ended March 31, 2025 and 2024, total operating lease expense was $3,132 and $3,348, respectively. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	March 31, 2025	December 31, 2024
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,500	$24,375
Term loan	47,500	48,125
Commerzbank line of credit	—	—
Outstanding borrowings	74,000	72,500
Less: debt issuance costs	(1,579)	(1,682)
Total debt	72,421	70,818
Less: current portion of long-term debt	(2,500)	(2,500)
Long-term debt	$69,921	$68,318

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2025 and December 31, 2024, bank guarantees of $443, respectively, were secured.

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

As of March 31, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under this line of credit and bank guarantees of €2,708 and €2,843, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.

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

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of March 31, 2025, no preferred stock has been issued.

9.     INCOME TAXES

The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 32%), permanent differences between book and taxable income, and income or loss attributable to the redeemable noncontrolling interest holder.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2025, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of March 31, 2025. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. Our tax provisions reflect our best estimate of state, local, federal and foreign taxes. In 2024, tax audits in Germany of both our NobelClad and DynaEnergetics subsidiaries commenced for the years 2019 through 2021. While the audits are not unexpected, the outcomes cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provisions for income taxes in the period such resolution occurs.

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

Segment information is as follows for the three months ended March 31, 2025

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$65,580	$65,551	$28,159	$159,290
Cost of products sold	45,219	52,740	20,062	118,021
Gross profit	20,361	12,811	8,097	41,269

Stock-based compensation*	237	—	—	237
General and administrative expenses	7,306	2,747	1,192	11,245
Selling and distribution expenses	4,734	4,476	2,283	11,493
Amortization of purchased intangible assets	4,763	—	—	4,763
Restructuring expenses	325	—	—	325
Operating income	2,996	5,588	4,622	13,206
Unallocated corporate expenses				(5,367)
Unallocated stock-based compensation*				(1,326)
Other expense, net				(218)
Interest expense, net				(1,699)
Income before income taxes				4,596
Income tax provision				2,733
Net income				$1,863

Segment information is as follows for the three months ended March 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$61,925	$78,122	$26,822	$166,869
Cost of products sold	45,112	61,151	18,178	124,441
Gross profit	16,813	16,971	8,644	42,428

Stock-based compensation*	342	—	—	342
General and administrative expenses	7,479	2,891	1,074	11,444
Selling and distribution expenses	4,303	5,223	2,470	11,996
Amortization of purchased intangible assets	5,277	15	—	5,292
Operating income (loss)	(588)	8,842	5,100	13,354
Unallocated corporate expenses				(5,531)
Unallocated stock-based compensation*				(1,135)
Other expense, net				(409)
Interest expense, net				(2,317)
Income before income taxes				3,962
Income tax provision				1,643
Net income				$2,319

*Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended March 31,
	2025	2024
Depreciation and amortization:
Arcadia Products	$5,769	$6,152
DynaEnergetics	1,791	1,697
NobelClad	794	780
Segment depreciation and amortization	8,354	8,629
Corporate and other	69	82
Consolidated depreciation and amortization	$8,423	$8,711

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

Arcadia Products

	Three months ended March 31,
	2025	2024
West	$56,360	$50,765
South	5,174	5,614
Northeast	2,146	2,817
Midwest	1,900	2,729
Total Arcadia Products	$65,580	$61,925

DynaEnergetics

	Three months ended March 31,
	2025	2024
United States	$53,296	$60,069
Canada	3,813	6,431
Oman	2,039	2,069
Indonesia	1,114	355
Kuwait	887	1,076
India	—	2,942
Rest of the world(1)	4,402	5,180
Total DynaEnergetics	$65,551	$78,122

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total DynaEnergetics revenue.

NobelClad

	Three months ended March 31,
	2025	2024
Germany	$9,750	$1,035
United States	8,962	12,360
Canada	2,233	5,435
Saudi Arabia	1,799	166
United Arab Emirates	975	556
Sweden	713	386
Australia	521	—
Belgium	512	113
France	407	864
Netherlands	367	871
Italy	57	601
China	29	1,230
South Africa	—	794
Rest of the world (1)	1,834	2,411
Total NobelClad	$28,159	$26,822

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total NobelClad revenue.

During the three months ended March 31, 2025 and 2024, one DynaEnergetics customer accounted for approximately 26% and 23%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 35% and 30% of consolidated accounts receivable as of March 31, 2025 and December 31, 2024, respectively.

11.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of forward contracts are recognized in “Other expense, net” within our Condensed Consolidated Statements of Operations.

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

As of March 31, 2025 and December 31, 2024, the net notional amounts of forward contracts the Company held were $13,469 and $8,331, respectively. At March 31, 2025 and December 31, 2024, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net gains (losses) from hedging activities for the periods presented. These hedging net gains (losses) offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended March 31,
Derivative	Statements of Operations Location	2025	2024
Foreign currency contracts	Other expense, net	$315	$(855)

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

Stockholder Litigation

On December 6, 2024, Samuel Garson, individually and on behalf of a putative class, filed a securities class action lawsuit in the United States District Court for the District of Colorado against the Company and other defendants (collectively, the “Defendants”). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 promulgated thereunder on behalf of a putative class of all persons who purchased the Company’s securities between May 3, 2024 and November 4, 2024. In particular, the complaint alleges that the Defendants made false and misleading statements during the class period concerning the Company’s business resulting in injury to the purported class members. On January 27, 2025, a second securities class action lawsuit was filed in the same District Court by Alessandro Laurent, individually and of behalf of a putative class, asserting substantially the same allegations, but on behalf of all purchasers of the Company’s securities between January 29, 2024 and November 4, 2024. Both complaints sought certification of a class of purchasers of the Company’s securities during the respective class periods and an award of damages, interest, costs and expenses (including attorney’s fees) to the respective plaintiffs and class members. On February 5, 2025, the District Court ordered the two lawsuits consolidated. The Company intends to vigorously defend itself against this consolidated action. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, in this circumstance.

Environmental Matter

In 2024, the Company entered into a Consent Decree with Los Angeles Waterkeeper (Waterkeeper) to settle alleged stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The Consent Decree requires the Company to undertake certain improvements to its stormwater management infrastructure and practices at all three facilities over the next several years. It also required the Company to reimburse Waterkeeper for $70 in claimed costs and spend $100 on a Supplemental Environmental Project. The Consent Decree was approved by the Court and U.S. Department of Justice.

The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $762 in aggregate to address these potential claims.

13. STRATEGIC REVIEW AND RELATED EXPENSES

During the first quarter of 2024, the Company announced that the Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company incurred significant expenses. In October 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments. However, in response to subsequent inquiries and actions of certain stockholders, the Company has continued to incur significant expenses as the Board satisfies its fiduciary obligations with respect to such inquiries. During the three months ended March 31, 2025, such expenses incurred were $1,298 and primarily included $932 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation. There will be no further employee retention compensation costs in subsequent periods.

During the three months ended March 31, 2024, strategic review and related expenses incurred were $2,169 and primarily included $1,138 in professional service fees and $489 in employee retention compensation, including $72 of stock-based compensation.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2024.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $41,014 at March 31, 2025 compared to $48,885 at December 31, 2024.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $159,290 in the first quarter of 2025 versus $166,869 in the first quarter of 2024, a decrease of 5%. The decline in consolidated sales performance was driven by lower sales at DynaEnergetics.

•Arcadia Products reported sales of $65,580 in the first quarter of 2025, representing an increase of 6% compared to the first quarter of 2024. The increase was primarily attributable to higher sales volumes for longer-cycle commercial projects, partially offset by lower sales volumes in high-end residential markets.

•DynaEnergetics’ sales of $65,551 in the first quarter of 2025 represented a 16% decrease compared to the first quarter of 2024. The decline was due to a decrease in volume of DynaStage® (DS) perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and a 27% reduction in international sales due to project timing.

•NobelClad’s sales of $28,159 in the first quarter of 2025 increased 5% compared to the first quarter of 2024 primarily due to timing of shipments out of backlog.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.38 to 1.0 as of March 31, 2025 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, as of March 31, 2025, was 1.11 to 1.0.

Outlook

Our three manufacturing businesses continue to closely monitor evolving U.S. and reciprocal tariff policies, and our DynaEnergetics and NobelClad businesses also are evaluating the implications of recent volatility in energy prices. If our businesses cannot mitigate tariff impacts or if tariffs significantly reduce product demand, both net sales and profitability will suffer. For further details on potential tariff impacts, see Part II, Item 1A. Risk Factors.

At Arcadia Products, former president Jim Schladen recently returned to lead the organization. He is focused on strengthening Arcadia Products’ core commercial operations and stabilizing and developing an improvement plan for its high-end residential products. Lower project billings are anticipated in the second quarter given the recent completion of a substantial portion of a large mixed-use project in California. Additionally, Arcadia Products’ second quarter results are expected to be below the year-ago second quarter, which benefited from stronger demand for residential and commercial exterior products.

Our DynaEnergetics business has completed a value-engineering initiative designed to reduce the cost and improve the performance of its flagship DynaStage product offering. DynaEnergetics also has completed an initiative to automate the assembly of its perforating systems at its North American manufacturing center in Blum, Texas. Cost benefits from these initiatives are expected to be realized in 2025 and could help mitigate the potential impacts of tariffs and energy price volatility.

At NobelClad, uncertainty associated with tariffs has led to a slowdown in bookings activity. Order backlog at the end of the first quarter was $41,014 versus $48,885 at the end of last year’s fourth quarter. Quoting activity has remained healthy, and NobelClad believes order activity could improve once customers gain clarity on the implications of future tariffs.

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

Consolidated Results of Operations

Three months ended March 31, 2025 compared with three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ change	% change
Net sales	$159,290	$166,869	$(7,579)	(5%)
Gross profit	41,199	42,352	(1,153)	(3%)
Gross profit percentage	25.9%	25.4%
COSTS AND EXPENSES:
General and administrative expenses	16,674	15,980	694	4%
% of net sales	10.5%	9.6%
Selling and distribution expenses	11,626	12,223	(597)	(5%)
% of net sales	7.3%	7.3%
Amortization of purchased intangible assets	4,763	5,292	(529)	(10%)
% of net sales	3.0%	3.2%
Strategic review and related expenses	1,298	2,169	(871)	(40%)
Restructuring expenses	325	—	325	100%
Operating income	6,513	6,688	(175)	(3%)
Other expense, net	(218)	(409)	191	(47%)
Interest expense, net	(1,699)	(2,317)	618	(27%)
Income before income taxes	4,596	3,962	634	16%
Income tax provision	2,733	1,643	1,090	66%
Net income	1,863	2,319	(456)	(20%)
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,186	(244)	1,430	586%
Net income attributable to DMC Global Inc.	677	2,563	(1,886)	(74%)
Adjusted EBITDA attributable to DMC Global Inc.	$14,391	$16,683	$(2,292)	(14%)

Net sales were $159,290 for the three months ended March 31, 2025, or a decrease of 5% compared with the same period in 2024, due to lower sales at DynaEnergetics. The 16% decline at DynaEnergetics was due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and lower international sales due to project timing. This decrease was partially offset by a 6% and 5% increase in net sales at Arcadia Products and NobelClad, respectively. The increase in net sales at Arcadia was primarily attributable to higher sales volumes for longer-cycle commercial projects while the increase in net sales at NobelClad was due to timing of shipments out of backlog.

General and administrative expenses increased $694 for the three months ended March 31, 2025 compared with the same period in prior year primarily due to higher compensation costs.

Selling and distribution expenses decreased $597 for the three months ended March 31, 2025 compared with the same period in 2024. The lower expense was driven by cost reductions at DynaEnergetics, including compensation costs of $413 and marketing consulting costs of $182.

Amortization of purchased intangible assets decreased $529 for the three months ended March 31, 2025 compared to the same period in 2024 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review and related expenses of $1,298 for the three months ended March 31, 2025 include $932 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.

For the three months ended March 31, 2024, strategic review and related expenses were $2,169 and primarily include $1,138 in professional service fees and $489 in employee retention compensation, including $72 of stock-based compensation.

Restructuring expenses of $325 for the three months ended March 31, 2025 relate to employee severance associated with headcount reductions at Arcadia Products.

Income tax provision of $2,733 was recorded on income before income taxes of $4,596 for the three months ended March 31, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. We recorded an income tax provision of $1,643 on income before income taxes of $3,962 for the three months ended March 31, 2024. The prior year rate was impacted unfavorably by the geographic mix of pretax income, state taxes and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.

Net income attributable to DMC Global Inc. for the three months ended March 31, 2025 was $677, compared to $2,563 for the same period in 2024 primarily due to the factors discussed above.

Adjusted EBITDA decreased for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2025	2024
Net income	$1,863	$2,319
Interest expense, net	1,699	2,317
Income tax provision	2,733	1,643
Depreciation	3,660	3,419
Amortization of purchased intangible assets	4,763	5,292
EBITDA	14,718	14,990
Stock-based compensation	1,563	1,477
Strategic review and related expenses	1,298	2,169
Restructuring expenses	325	—
Other expense, net	218	409
Adjusted EBITDA	18,122	19,045
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,731)	(2,362)
Adjusted EBITDA attributable to DMC Global Inc.	$14,391	$16,683

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$677	$0.03
Strategic review and related expenses, net of tax	1,298	0.07
Restructuring expenses, net of tax	195	0.01
As adjusted	$2,170	$0.11
(1) Calculated using diluted weighted average shares outstanding of 19,816,281
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$2,563	$0.13
Strategic review and related expenses, net of tax	1,604	0.08
As adjusted	$4,167	$0.21
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

Arcadia Products

Three months ended March 31, 2025 compared with three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ change	% change
Net sales	$65,580	$61,925	$3,655	6%
Gross profit	20,361	16,813	3,548	21%
Gross profit percentage	31.0%	27.2%
COSTS AND EXPENSES:
General and administrative expenses	7,459	7,656	(197)	(3%)
Selling and distribution expenses	4,818	4,468	350	8%
Amortization of purchased intangible assets	4,763	5,277	(514)	(10%)
Restructuring expenses	325	—	325	100%
Operating income (loss)	2,996	(588)	3,584	610%
Adjusted EBITDA	9,327	5,906	3,421	58%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,731)	(2,362)	1,369	58%
Adjusted EBITDA attributable to DMC Global Inc.	$5,596	$3,544	2,052	58%

Net sales increased $3,655 for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher sales volumes for longer-cycle commercial projects. This increase was partially offset by lower sales volumes in longer-cycle high-end residential markets.

Gross profit percentage increased to 31.0% for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher absorption of fixed manufacturing overhead costs as a result of the increase in net sales as mentioned above.

General and administrative expenses decreased $197 for the three months ended March 31, 2025 compared with the same period in prior year primarily due to lower business related travel of $190.

Selling and distribution expenses increased $350 for the three months ended March 31, 2025 compared with the same period in 2024. The higher expense was driven by an increase in bad debt expense of $235 and incentive compensation costs of $152.

Amortization of purchased intangible assets decreased $514 for the three months ended March 31, 2025 compared to the same period in 2024 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses of $325 for the three months ended March 31, 2025 relate to employee severance associated with headcount reductions.

Operating income of $2,996 for the three months ended March 31, 2025 increased compared to operating loss of $588 in the same period in 2024 due primarily to higher gross profit.

Adjusted EBITDA increased for the three months ended March 31, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2025	2024
Operating income (loss)	$2,996	$(588)
Adjustments:
Depreciation	1,006	875
Amortization of purchased intangible assets	4,763	5,277
Stock-based compensation	237	342
Restructuring expenses	325	—
Adjusted EBITDA	9,327	5,906
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,731)	(2,362)
Adjusted EBITDA attributable to DMC Global Inc.	$5,596	$3,544

DynaEnergetics

Three months ended March 31, 2025 compared with three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ change	% change
Net sales	$65,551	$78,122	$(12,571)	(16%)
Gross profit	12,811	16,971	(4,160)	(25%)
Gross profit percentage	19.5%	21.7%
COSTS AND EXPENSES:
General and administrative expenses	2,747	2,891	(144)	(5%)
Selling and distribution expenses	4,476	5,223	(747)	(14%)
Amortization of purchased intangible assets	—	15	(15)	(100%)
Operating income	5,588	8,842	(3,254)	(37%)
Adjusted EBITDA	$7,379	$10,539	$(3,160)	(30%)

Net sales decreased $12,571 for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, as well as a decrease in pricing due to industry consolidation in the United States. There was also a 27% reduction in international sales due to project timing.

Gross profit percentage decreased to 19.5% for the three months ended March 31, 2025 due to lower customer pricing and lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses were lower by $144 for the three months ended March 31, 2025 compared to the same period in 2024 driven by a decrease in outside service costs of $122.

Selling and distribution expenses were lower by $747 for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in compensation costs of $413, marketing consulting costs of $182, rental expense of $61, and business related travel expense of $60.

Operating income of $5,588 for the three months ended March 31, 2025 decreased compared to operating income of $8,842 in the same period in 2024 due to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2025	2024
Operating income	$5,588	$8,842
Adjustments:
Depreciation	1,791	1,682
Amortization of purchased intangible assets	—	15
Adjusted EBITDA	$7,379	$10,539

NobelClad

Three months ended March 31, 2025 compared with three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ change	% change
Net sales	$28,159	$26,822	$1,337	5%
Gross profit	8,097	8,644	(547)	(6%)
Gross profit percentage	28.8%	32.2%
COSTS AND EXPENSES:
General and administrative expenses	1,192	1,074	118	11%
Selling and distribution expenses	2,283	2,470	(187)	(8%)
Operating income	4,622	5,100	(478)	(9%)
Adjusted EBITDA	$5,416	$5,880	$(464)	(8%)

Net sales increased $1,337 for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to timing of shipments out of backlog.

Gross profit percentage decreased to 28.8% for the three months ended March 31, 2025 due to a less favorable project mix.

General and administrative expenses were higher by $118 for the three months ended March 31, 2025 compared to the same period in 2024 due to increases in compensation costs from higher headcount.

Selling and distribution expenses were lower by $187 for the three months ended March 31, 2025 compared to the same period in 2024 due to decreases in incentive compensation costs of $67, business related travel of $62, and outside services costs of $57.

Operating income decreased $478 for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2025	2024
Operating income	$4,622	$5,100
Adjustments:
Depreciation	794	780
Adjusted EBITDA	$5,416	$5,880

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $57,716 at March 31, 2025 compared to $56,529 at December 31, 2024. The increase in net debt during the first quarter was due primarily to net borrowings of $1,500 which assisted in funding the payment of various liabilities, including employee retention bonuses associated with the strategic review and incentive compensation earned in 2024.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of March 31, 2025, calculated in accordance with the amended credit facility, was 1.38 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2025 was 3.43 to 1.0.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of March 31, 2025.

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

As of March 31, 2025, the settlement amount of the redeemable noncontrolling interest was $187,080 and equals the floor value as defined within the Operating Agreement. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, increased to $72,421 at March 31, 2025 from $70,818 at December 31, 2024 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2024.

Cash flows from operating activities

Net cash provided by operating activities of $4,488 for the three months ended March 31, 2025 decreased compared to $13,440 in the same period last year driven primarily by the use of cash for working capital, which included higher accounts receivable balances due to temporary customer payment delays in DynaEnergetics and lower contract liability balances in NobelClad due to significant project shipments during the quarter for orders which included large customer prepayments.

Cash flows from investing activities

Net cash used in investing activities for the three months ended March 31, 2025 of $3,332 was attributable to the acquisition, net of proceeds received, of property, plant and equipment. Net cash provided by investing activities for the three months ended March 31, 2024 of $9,651 related to proceeds from sales and maturities of marketable securities of $12,619, partially offset by the acquisition of property, plant and equipment of $2,968.

Cash flows from financing activities

Net cash flows used in financing activities for the three months ended March 31, 2025 of $135 included distributions to the redeemable noncontrolling interest holder of $1,151 and treasury stock purchases of $484, which were partially offset by net credit facility borrowings of $1,500.

Net cash flows used in financing activities for the three months ended March 31, 2024 of $34,296 primarily included net credit facility repayments of $27,500. Additional cash flows used in financing activities included distributions to the redeemable noncontrolling interest holder of $3,125, payment of debt issuance costs of $2,735 and treasury stock purchases of $936.

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

Critical Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2024, except as provided below.

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

In the first quarter of 2025, the United States imposed increased tariffs on foreign imports into the United States, including an additional 20% tariff on all product imports from China, an additional 25% tariff on all product imports from Mexico and Canada, as well as additional proposed tariffs on other countries. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures. As a result, we have taken steps to mitigate the impact of tariffs on our businesses, such as the March 2025 DynaEnergetics announcement that it will institute a tariff surcharge ranging from 7% to 9% on all perforating systems sold in North America in response to higher raw material costs resulting from tariffs announced by the United States to that date. We may be required to take other responsive steps, as the prolonged duration of tariffs, including retaliatory tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations if we are not able to pass through cost increases to our customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the first quarter of 2025, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2025	10,328	$7.23
February 1 to February 28, 2025	17,350	$8.18
March 1 to March 31, 2025	32,940	$8.13
Total	60,618	$7.99

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.

(2) As of March 31, 2025, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,046,535) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (35,479) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2025, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1 Offer Letter from Arcadia Products, LLC to James Schladen, dated January 30, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025.

10.2 DMC Global Inc. Executive Severance Plan, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 18, 2025.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	May 1, 2025	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 1, 2025	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)