Form 10-Q
period 2025-06-30
DMC Global Inc.
filed 2025-08-05
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock outstanding was 20,581,269 as of July 31, 2025.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include, but are not limited to, expectations regarding market-responsive initiatives at Arcadia Products, cost reduction and market share expansion initiatives at DynaEnergetics, order activity improvements at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; changes in immigration laws or enforcement programs; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2025 and 2024 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	43

Item 4	Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3	Defaults Upon Senior Securities	45

Item 4	Mine Safety Disclosures	45

Item 5	Other Information	45

Item 6	Exhibits	46

	Signatures	47

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,427	$14,289
Accounts receivable, net of allowance for doubtful accounts of $4,521 and $6,881, respectively	110,458	103,361
Inventories	144,557	152,580
Prepaid expenses and other	12,732	18,792
Total current assets	280,174	289,022
Property, plant and equipment	245,761	235,124
Less - accumulated depreciation	(115,637)	(105,848)
Property, plant and equipment, net	130,124	129,276
Purchased intangible assets, net	164,578	174,104
Deferred tax assets	1,296	1,230
Other assets	68,852	77,705
Total assets	$645,024	$671,337

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,450	$45,059
Accrued expenses	12,370	11,393
Accrued income taxes	10,377	7,574
Accrued employee compensation and benefits	11,683	10,399
Contract liabilities	12,026	23,162
Current portion of long-term debt	3,563	2,500
Other current liabilities	10,090	14,015
Total current liabilities	101,559	114,102
Long-term debt	55,112	68,318
Deferred tax liabilities	1,191	711
Other long-term liabilities	46,225	50,155
Total liabilities	204,087	233,286
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,487,809 and 21,083,184 shares issued, respectively	1,074	1,054
Additional paid-in capital	304,243	305,460
Retained earnings	—	—
Other cumulative comprehensive loss	(24,908)	(29,560)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 906,540 and 820,322 shares, respectively	(26,552)	(25,983)
Total stockholders’ equity	253,857	250,971
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$645,024	$671,337

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$155,487	$171,179	$314,777	$338,048
Cost of products sold	118,756	124,766	236,847	249,283
Gross profit	36,731	46,413	77,930	88,765
Costs and expenses:
General and administrative expenses	15,905	15,623	32,579	31,603
Selling and distribution expenses	10,242	11,499	21,868	23,722
Amortization of purchased intangible assets	4,763	5,307	9,526	10,599
Strategic review and related expenses	775	2,020	2,073	4,189
Restructuring expenses and asset impairments	1,149	279	1,474	279
Total costs and expenses	32,834	34,728	67,520	70,392
Operating income	3,897	11,685	10,410	18,373
Other expense:
Other expense, net	(346)	(284)	(564)	(693)
Interest expense, net	(1,811)	(2,316)	(3,510)	(4,633)
Income before income taxes	1,740	9,085	6,336	13,047
Income tax provision	1,419	2,792	4,152	4,435
Net income	$321	$6,293	$2,184	$8,612
Less: Net income attributable to redeemable noncontrolling interest	205	2,281	1,391	2,037
Net income attributable to DMC Global Inc. stockholders	$116	$4,012	$793	$6,575

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.24)	$0.24	$(0.20)	$0.25
Diluted	$(0.24)	$0.24	$(0.20)	$0.25
Weighted average shares outstanding:
Basic	20,134,760	19,659,908	19,861,073	19,635,716
Diluted	20,134,760	19,671,169	19,861,073	19,647,005

Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to DMC Global Inc. stockholders	$116	$4,012	$793	$6,575
Adjustment of redeemable noncontrolling interest	(4,900)	793	(4,819)	(1,514)
Net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(4,784)	$4,805	$(4,026)	$5,061

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$321	$6,293	$2,184	$8,612

Change in cumulative foreign currency translation adjustment	3,478	(515)	4,652	(1,628)
Other comprehensive income	$3,799	$5,778	$6,836	$6,984

Less: comprehensive income attributable to redeemable noncontrolling interest	205	2,281	1,391	2,037

Comprehensive income attributable to DMC Global Inc. stockholders	$3,594	$3,497	$5,445	$4,947

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Shares issued in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080
Net income	—	—	—	116	—	—	—	116	205
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,478	—	—	3,478	—
Shares issued in connection with stock compensation plans	84,779	4	(4)	—	—	(8,356)	—	—	—
Stock-based compensation	—	—	1,322	—	—	—	—	1,322	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,200)
Adjustment of redeemable noncontrolling interest	—	—	(4,026)	(874)	—	—	—	(4,900)	4,900
Treasury stock activity	—	—	—	—	—	14,124	(82)	(82)	—
Balances, June 30, 2025	21,487,809	$1,074	$304,243	$—	$(24,908)	(906,540)	$(26,552)	$253,857	$187,080

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,184	$8,612
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,367	6,850
Amortization of purchased intangible assets	9,526	10,599
Amortization of deferred debt issuance costs	448	407
Stock-based compensation	3,016	3,331
Bad debt expense	696	1,036
Deferred income taxes	414	(1,292)
Asset impairments	296	—
Other	988	(788)
Change in:
Accounts receivable, net	(4,854)	(13,903)
Inventories	10,716	(8,835)
Prepaid expenses and other	12,367	2,677
Accounts payable	(4,449)	22,070
Contract liabilities	(11,415)	(5,135)
Accrued expenses and other liabilities	(7,566)	(9,846)
Net cash provided by operating activities	19,734	15,783
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	3,000
Proceeds from sales of marketable securities	—	9,619
Acquisition of property, plant and equipment	(6,700)	(5,515)
Proceeds from property, plant and equipment reimbursements	1,788	—
Proceeds on sale of property, plant and equipment	27	100
Proceeds from settlement of note receivable	4,167	—
Net cash (used in) provided by investing activities	(718)	7,204
Cash flows from financing activities:
Repayments on term loan	(1,250)	(118,125)
Borrowings on term loan	—	50,000
Borrowings on revolving loans	46,859	77,150
Repayments on revolving loans	(57,887)	(40,525)
Payment of debt issuance costs	(650)	(2,735)
Distributions to redeemable noncontrolling interest holder	(6,255)	(4,672)
Net proceeds from issuance of common stock to employees and directors	—	132
Treasury stock purchases	(563)	(952)
Net cash used in financing activities	(19,746)	(39,727)

Effects of exchange rates on cash	(1,132)	267

Net decrease in cash and cash equivalents	(1,862)	(16,473)
Cash and cash equivalents, beginning of the period	14,289	31,040
Cash and cash equivalents, end of the period	$12,427	$14,567

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

During the three and six months ended June 30, 2025, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, higher interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, net recoveries of $10 and net provisions of $696, respectively, were recorded. During the three and six months ended June 30, 2024, net provisions of $560 and $1,036, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2024	$495	$6,369	$17	$6,881
Current period provision for expected credit losses	364	495	—	859
Write-offs charged against the allowance	(51)	(3,010)	—	(3,061)
Recoveries of amounts previously reserved	(98)	(65)	—	(163)
Impacts of foreign currency exchange rates and other	—	5	—	5
Allowance for doubtful accounts, June 30, 2025	$710	$3,794	$17	$4,521

Redeemable noncontrolling interest

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement originally permitted the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 ("Put Option"). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of June 30, 2025 and December 31, 2024, the redeemable noncontrolling interest was $187,080, which is equal to the floor value per the Operating Agreement.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia Products, whether received upon exercise of the Put Option, the Call Option or upon sale to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full at the earlier of the exercise of the Put or Call Option, or by December 16, 2051, and has been recorded within “Other assets” in the Condensed Consolidated Balance Sheets.

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

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards granted under the 2016 Omnibus Incentive Plan are considered participating securities in periods of net income as they receive non-forfeitable rights to dividends as common stock. Restricted stock awards do not participate in net losses.

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest and dividends, if applicable, by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income attributable to DMC Global Inc. stockholders, as reported	$116	$4,012	$793	$6,575
Adjustment of redeemable noncontrolling interest	(4,900)	793	(4,819)	(1,514)
Less: Undistributed net income available to participating securities	—	(100)	—	(105)
Numerator for basic net (loss) income per share:	(4,784)	4,705	(4,026)	4,956
Add: Undistributed net income allocated to participating securities	—	100	—	105
Less: Undistributed net income reallocated to participating securities	—	(100)	—	(105)
Numerator for diluted net (loss) income per share:	$(4,784)	$4,705	$(4,026)	$4,956
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	20,134,760	19,659,908	19,861,073	19,635,716
Effect of dilutive securities (1)	—	11,261	—	11,289
Weighted average shares outstanding for diluted net (loss) income per share	20,134,760	19,671,169	19,861,073	19,647,005
Net (loss) income per share attributable to DMC Global Inc. stockholders
Basic	$(0.24)	$0.24	$(0.20)	$0.25
Diluted	$(0.24)	$0.24	$(0.20)	$0.25

(1) Given that we were in a net loss position for the three and six months ended June 30, 2025, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS. For the three and six months ended June 30, 2024, 13,539 and 10,843 shares, respectively have been excluded as their effect would have been anti-dilutive.

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

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants historically could elect to diversify contributions of equity awards into other investment options available to Plan participants. Once diversified, such contributions are settled by delivery of cash. Effective January 1, 2024, diversification of newly deferred equity awards is no longer permitted by the Plan.

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to partially satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain current and former employees, and money market funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market funds held by the trust are accounted for at fair value.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of June 30, 2025.

	Balance Sheet location	June 30, 2025	December 31, 2024
Deferred compensation assets	Prepaid expenses and other	$1,805	$5,742
Deferred compensation assets	Other assets	2,501	3,396
Deferred compensation obligations	Other current liabilities	1,805	5,742
Deferred compensation obligations	Other long-term liabilities	5,951	7,183

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. The carrying value of our revolving loans and term loan under our credit facility, and the European line of credit, when outstanding, also approximate their fair value because of the variable interest rate associated with these instruments, which reset each month at market interest rates. All of these account balances are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $682 as of June 30, 2025 and $974 as of December 31, 2024 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2025 or December 31, 2024.

Restructuring expenses and asset impairments

Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three and six months ended June 30, 2025, we recorded total restructuring expenses and asset impairments of $1,149 and $1,474, respectively. Expenses incurred during the six months ended June 30, 2025 include an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 at DynaEnergetics and employee severance of $869 associated with headcount reductions across all three business segments.

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

Inventories consisted of the following at June 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$7,547	$27,461	$6,310	$41,318
Work-in-process	5,717	10,599	8,867	25,183
Finished goods	51,983	25,554	257	77,794
Supplies	—	—	262	262
Total inventories	$65,247	$63,614	$15,696	$144,557

Inventories consisted of the following at December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,548	$25,831	$6,624	$42,003
Work-in-process	5,942	10,201	14,248	30,391
Finished goods	57,495	22,038	374	79,907
Supplies	—	—	279	279
Total inventories	$72,985	$58,070	$21,525	$152,580

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at June 30, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	210,500	(62,753)	147,747
Trademarks / Trade names	22,000	(5,169)	16,831
Total intangible assets	$232,500	$(67,922)	$164,578

Our purchased intangible assets consisted of the following at December 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$260	$(260)	$—
Customer relationships	211,077	(54,537)	156,540
Trademarks / Trade names	22,000	(4,436)	17,564
Total intangible assets	$233,337	$(59,233)	$174,104

5.      CONTRACT LIABILITIES

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	June 30, 2025	December 31, 2024
Arcadia Products	$7,666	$9,408
NobelClad	3,007	12,381
DynaEnergetics	1,353	1,373
Total	$12,026	$23,162

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2025	December 31, 2024
ROU asset	$37,808	$42,164

Current lease liability	7,911	8,297
Long-term lease liability	33,792	37,150
Total lease liability	$41,703	$45,447

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

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the president of Arcadia Products. There were eight such leases in effect as of June 30, 2025, with expiration dates ranging from calendar years 2025 to 2031, inclusive of the assumed exercise of applicable renewal options. As of June 30, 2025, the total ROU asset and related lease liability recognized for these leases was $19,921 and $21,065, respectively. During the three and six months ended June 30, 2025 and 2024, associated lease expense was $1,156 and $2,312, respectively, in each period, and is included in total operating lease expense.

For the three months ended June 30, 2025 and 2024, total operating lease expense was $3,114 and $3,377, respectively. For the six months ended June 30, 2025 and 2024, total operating lease expense was $6,246 and $6,725, respectively. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	June 30, 2025	December 31, 2024
Syndicated credit agreement:
U.S. Dollar revolving loan	$12,625	$24,375
Term loan	46,875	48,125
European line of credit	750	—
Outstanding borrowings	60,250	72,500
Less: debt issuance costs	(1,575)	(1,682)
Total debt	58,675	70,818
Less: current portion of long-term debt	(3,563)	(2,500)
Long-term debt	$55,112	$68,318

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026 (the “Delayed Draw Term Loan Facility”). The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2025 and December 31, 2024, bank guarantees of $443, respectively, were secured.

Borrowings under the $200,000 revolving loan limit and $50,000 term loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans currently bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans currently bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below.

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

On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”). The Second Amendment provides for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to accommodate the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter. Additionally, proceeds under the Delayed Draw Term Loan Facility may now be held (to the extent drawn on such facility prior to expiration) in a restricted account after the expiration of such facility for purposes of paying the purchase price of the Put Option or the Call Option in the future.

As of June 30, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.

European Line of Credit

We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2025 and December 31, 2024, we had €637 and €0, respectively, in outstanding borrowings under this line of credit and bank guarantees of €1,630 and €2,843, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.

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

On May 30, 2025, the Company entered into Amendment No. 1 to the Rights Agreement (the “Amendment”). Pursuant to the Amendment, the expiration time of the Rights has been extended for one year to June 4, 2026, unless the Rights are earlier redeemed, exchanged or terminated in accordance with the terms and conditions of the Rights Agreement, as amended. Except for the extension of the expiration time, the Rights Agreement remains unaltered and in full force and effect. There is currently no impact on the Company’s Condensed Consolidated Financial Statements.

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of June 30, 2025, no preferred stock has been issued.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and six months ended June 30, 2025, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of June 30, 2025. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our Condensed Consolidated Financial Statements.

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

Segment information is as follows for the three months ended June 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$61,980	$66,862	$26,645	$155,487
Cost of products sold	45,730	52,903	20,052	118,685
Gross profit	16,250	13,959	6,593	36,802

Stock-based compensation*	238	—	—	238
General and administrative expenses	6,327	3,028	852	10,207
Selling and distribution expenses	4,214	3,774	2,123	10,111
Amortization of purchased intangible assets	4,763	—	—	4,763
Restructuring expenses and asset impairments	192	746	211	1,149
Operating income	516	6,411	3,407	10,334
Unallocated corporate expenses				(5,258)
Unallocated stock-based compensation*				(1,179)
Other expense, net				(346)
Interest expense, net				(1,811)
Income before income taxes				1,740
Income tax provision				1,419
Net income				$321

Segment information is as follows for the six months ended June 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$127,560	$132,413	$54,804	$314,777
Cost of products sold	90,949	105,643	40,114	236,706
Gross profit	36,611	26,770	14,690	78,071

Stock-based compensation*	475	—	—	475
General and administrative expenses	13,633	5,775	2,043	21,451
Selling and distribution expenses	8,948	8,250	4,407	21,605
Amortization of purchased intangible assets	9,526	—	—	9,526
Restructuring expenses and asset impairments	517	746	211	1,474
Operating income	3,512	11,999	8,029	23,540
Unallocated corporate expenses				(10,625)
Unallocated stock-based compensation*				(2,505)
Other expense, net				(564)
Interest expense, net				(3,510)
Income before income taxes				6,336
Income tax provision				4,152
Net income				$2,184

Segment information is as follows for the three months ended June 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$69,748	$76,210	$25,221	$171,179
Cost of products sold	46,591	61,077	16,999	124,667
Gross profit	23,157	15,133	8,222	46,512

Stock-based compensation*	281	—	—	281
General and administrative expenses	7,564	3,011	1,023	11,598
Selling and distribution expenses	4,036	5,041	2,267	11,344
Amortization of purchased intangible assets	5,278	29	—	5,307
Restructuring expenses and asset impairments	279	—	—	279
Operating income	5,719	7,052	4,932	17,703
Unallocated corporate expenses				(4,623)
Unallocated stock-based compensation*				(1,395)
Other expense, net				(284)
Interest expense, net				(2,316)
Income before income taxes				9,085
Income tax provision				2,792
Net income				$6,293

Segment information is as follows for the six months ended June 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$131,673	$154,332	$52,043	$338,048
Cost of products sold	91,703	122,228	35,177	249,108
Gross profit	39,970	32,104	16,866	88,940

Stock-based compensation*	623	—	—	623
General and administrative expenses	15,043	5,903	2,096	23,042
Selling and distribution expenses	8,339	10,263	4,738	23,340
Amortization of purchased intangible assets	10,555	44	—	10,599
Restructuring expenses and asset impairments	279	—	—	279
Operating income	5,131	15,894	10,032	31,057
Unallocated corporate expenses				(10,154)
Unallocated stock-based compensation*				(2,530)
Other expense, net				(693)
Interest expense, net				(4,633)
Income before income taxes				13,047
Income tax provision				4,435
Net income				$8,612

*Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Arcadia Products	$5,779	$6,166	$11,548	$12,318
DynaEnergetics	1,822	1,700	3,613	3,397
NobelClad	781	790	1,575	1,570
Segment depreciation and amortization	8,382	8,656	16,736	17,285
Corporate and other	88	82	157	164
Consolidated depreciation and amortization	$8,470	$8,738	$16,893	$17,449

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

Arcadia Products

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
West	$50,171	$57,386	$106,531	108,151
South	5,820	7,697	10,994	13,311
Northeast	3,490	2,568	5,636	5,385
Midwest	2,499	2,097	4,399	4,826
Total Arcadia Products	$61,980	$69,748	$127,560	$131,673

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$52,155	$56,922	$105,451	$116,992
Canada	4,053	6,680	7,866	13,111
Ukraine	2,126	—	2,365	1,237
Indonesia	1,422	1,087	2,536	1,442
Oman	805	2,442	2,844	4,511
India	266	3,201	266	6,143
Rest of the world(1)	6,035	5,878	11,085	10,896
Total DynaEnergetics	$66,862	$76,210	$132,413	$154,332

(1) Rest of the world does not include any individual country comprising sales greater than 3% of total DynaEnergetics revenue.

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$8,385	$14,627	$17,347	$26,988
Germany	5,401	830	15,151	1,865
Canada	2,804	2,037	5,037	7,472
Belgium	2,306	272	2,818	385
South Korea	1,471	432	1,720	524
France	1,094	835	1,501	1,699
Saudi Arabia	855	447	2,654	613
Netherlands	653	938	1,020	1,809
China	542	60	571	1,289
United Arab Emirates	441	599	1,416	1,155
Bahrain	268	326	310	982
South Africa	266	522	266	1,316
Australia	118	825	639	855
Rest of the world (1)	2,041	2,471	4,354	5,091
Total NobelClad	$26,645	$25,221	$54,804	$52,043

(1) Rest of the world does not include any individual country comprising sales greater than 3% of total NobelClad revenue.

During the three and six months ended June 30, 2025, one DynaEnergetics customer accounted for approximately 24% and 25%, respectively, of consolidated net sales. During the three and six months ended June 30, 2024, one DynaEnergetics customer accounted for approximately 22% and 23%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 29% and 30% of consolidated accounts receivable as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, the net notional amounts of forward contracts the Company held were $8,045 and $8,331, respectively. At June 30, 2025 and December 31, 2024, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net gains (losses) from hedging activities for the periods presented. These hedging net gains (losses) offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2025	2024	2025	2024
Foreign currency contracts	Other expense, net	$642	$(358)	$957	$(1,213)

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

Stockholder Litigation

On December 6, 2024, Samuel Garson, individually and on behalf of a putative class, filed a securities class action lawsuit in the United States District Court for the District of Colorado (the “District Court”) against the Company and other defendants (collectively, the “Defendants”). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 promulgated thereunder on behalf of a putative class of all persons who purchased the Company’s securities between May 3, 2024 and November 4, 2024. In particular, the complaint alleged that the Defendants made false and misleading statements during the class period concerning the Company’s business resulting in injury to the purported class members. On January 27, 2025, a second securities class action lawsuit was filed in the District Court by Alessandro Laurent, individually and of behalf of a putative class, asserting substantially the same allegations, but on behalf of all purchasers of the Company’s securities between January 29, 2024 and November 4, 2024. Both complaints sought certification of a class of purchasers of the Company’s securities during the respective class periods and an award of damages, interest, costs and expenses (including attorney’s fees) to the respective plaintiffs and class members. On February 5, 2025, the District Court ordered the two lawsuits consolidated, and on June 23, 2025, the lead plaintiff in the consolidated case filed an amended complaint adding additional allegations within the class period.

On June 6, 2025, Michael Lewis filed a related stockholder derivative lawsuit in the District Court against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties under Delaware law and violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in the Garson and Laurent complaints. On July 16, 2025, Lee Runey filed another related stockholder derivative lawsuit, also in the District Court, against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties and other similar claims under Delaware law as well as violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in Lewis and the amended complaint in Garson.

The Company intends to vigorously defend itself against the foregoing actions.

Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, in these circumstances.

Environmental Matter

In 2024, the Company entered into a Consent Decree with Los Angeles Waterkeeper (Waterkeeper) to settle a citizen suit alleging stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The Consent Decree requires the Company to undertake certain improvements to its stormwater management infrastructure and practices at all three facilities over the next several years. It also required the Company to reimburse Waterkeeper for $70 in claimed costs and spend $100 on a Supplemental Environmental Project. The Consent Decree was entered by the U.S. District Court for the Central District of California following a U.S. Department of Justice 45-day review period.

The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $762 in aggregate to address potential outstanding claims.

13. STRATEGIC REVIEW AND RELATED EXPENSES

During the first quarter of 2024, the Company announced that the Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company incurred significant expenses. In October 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments. However, in response to subsequent inquiries and actions of certain stockholders, the Company has continued to incur significant expenses as the Board satisfies its fiduciary obligations with respect to such inquiries. During the three months ended June 30, 2025, such expenses incurred were $775 and related primarily to professional service fees. During the six months ended June 30, 2025, strategic review and related expenses were $2,073, and primarily included $1,507 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.

During the three months ended June 30, 2024, strategic review expenses incurred were $2,020 and primarily included $1,030 in professional service fees and $863 in employee retention compensation, including $106 of stock-based compensation. During the six months ended June 30, 2024, strategic review and related expenses incurred were $4,189 and primarily included $2,170 in professional service fees and $1,351 in employee retention compensation, including $178 of stock-based compensation.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $37,263 at June 30, 2025 compared to $48,885 at December 31, 2024.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $155,487 in the second quarter of 2025 versus $171,179 in the second quarter of 2024, a decrease of 9%. The decline in consolidated sales performance was driven by lower sales at Arcadia Products and DynaEnergetics.

•Arcadia Products reported sales of $61,980 in the second quarter of 2025, representing a decrease of 11% compared to the second quarter of 2024. The decrease was primarily attributable to lower sales volumes in commercial exterior and high-end residential markets.

•DynaEnergetics’ sales of $66,862 in the second quarter of 2025 represented a 12% decrease compared to the second quarter of 2024. The decline was due to a decrease in volume of DynaStage® (DS) perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and a reduction in international sales due to project timing.

•NobelClad’s sales of $26,645 in the second quarter of 2025 increased 6% compared to the second quarter of 2024 primarily due to timing of shipments out of backlog.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.23 to 1.0 as of June 30, 2025 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, as of June 30, 2025, was 0.98 to 1.0.

Outlook

Our three manufacturing businesses continue to closely monitor evolving U.S. and reciprocal tariff policies. In addition, our DynaEnergetics and NobelClad businesses are tracking the implications of continued volatility in U.S. and global energy markets. If our businesses cannot mitigate tariff impacts or if tariffs significantly reduce product demand, both net sales and profitability will decline. For further details on potential tariff impacts, see Part II, Item 1A. Risk Factors.

Our Arcadia Products business has rightsized its high-end residential cost structure to align with current market conditions, which include persistently high interest rates and generally lower construction activity. Management also continues to focus on its core commercial operations, which generate approximately 75% of the segment’s sales.

DynaEnergetics is pursuing a range of initiatives aimed at reducing costs and increasing market share. These efforts are intended to offset an expected decline in demand during the second half of the year due to lower oil prices and reduced well completion activity.

At NobelClad, continued uncertainty related to tariffs has reduced bookings activity. Order backlog at the end of the second quarter was $37,263 versus $41,014 at the end of the first quarter. NobelClad continues to believe order activity could improve once customers gain clarity on future tariff actions.

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

Consolidated Results of Operations

Three months ended June 30, 2025 compared with three months ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ change	% change
Net sales	$155,487	$171,179	$(15,692)	(9%)
Gross profit	36,731	46,413	(9,682)	(21%)
Gross profit percentage	23.6%	27.1%
COSTS AND EXPENSES:
General and administrative expenses	15,905	15,623	282	2%
% of net sales	10.2%	9.1%
Selling and distribution expenses	10,242	11,499	(1,257)	(11%)
% of net sales	6.6%	6.7%
Amortization of purchased intangible assets	4,763	5,307	(544)	(10%)
% of net sales	3.1%	3.1%
Strategic review and related expenses	775	2,020	(1,245)	(62%)
Restructuring expenses and asset impairments	1,149	279	870	312%
Operating income	3,897	11,685	(7,788)	(67%)
Other expense, net	(346)	(284)	(62)	22%
Interest expense, net	(1,811)	(2,316)	505	(22%)
Income before income taxes	1,740	9,085	(7,345)	(81%)
Income tax provision	1,419	2,792	(1,373)	(49%)
Net income	321	6,293	(5,972)	(95%)
Less: Net income attributable to redeemable noncontrolling interest	205	2,281	(2,076)	(91%)
Net income attributable to DMC Global Inc.	116	4,012	(3,896)	(97%)
Adjusted EBITDA attributable to DMC Global Inc.	$13,538	$19,420	$(5,882)	(30%)

Net sales were $155,487 for the three months ended June 30, 2025, or a decrease of 9% compared with the same period in 2024, due to lower sales at Arcadia Products and DynaEnergetics. The 11% decline at Arcadia Products was due to lower sales volumes in commercial exterior and high-end residential markets. The 12% decline at DynaEnergetics was due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and lower international sales due to project timing. These decreases were partially offset by a 6% increase in net sales at NobelClad. The increase in net sales at NobelClad was due to the timing of shipments out of backlog.

Gross profit percentage was 23.6% versus 27.1% in 2024. The decline compared to the prior year was primarily attributable to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at Arcadia and a less favorable project and regional mix at NobelClad.

General and administrative expenses increased $282 for the three months ended June 30, 2025 compared with the same period in the prior year primarily due to professional service fees incurred to secure a permanent Chief Executive Officer (“executive transition costs”) of $520 and higher outside services costs of $300, which were partially offset by lower expenses related to the Waterkeeper matter of $450.

Selling and distribution expenses decreased $1,257 for the three months ended June 30, 2025 compared with the same period in 2024 driven by lower bad debt expense of $570, a decrease in selling costs at DynaEnergetics of $402 due to lower sales volumes, and a reduction in marketing consulting costs of $264.

Amortization of purchased intangible assets decreased $544 for the three months ended June 30, 2025 compared to the same period in 2024 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review and related expenses of $775 for the three months ended June 30, 2025 included primarily professional service fees.

For the three months ended June 30, 2024, strategic review expenses incurred were $2,020 and primarily included $1,030 in professional service fees and $863 in employee retention compensation, including $106 of stock-based compensation.

Restructuring expenses and asset impairments of $1,149 for the three months ended June 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics totaling $605 and $544 of employee severance associated with headcount reductions across all three business segments.

Income tax provision of $1,419 was recorded on income before income taxes of $1,740 for the three months ended June 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. We recorded an income tax provision of $2,792 on income before income taxes of $9,085 for the three months ended June 30, 2024. The prior year rate was impacted unfavorably by the geographic mix of pretax income, state taxes and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.

Net income attributable to DMC Global Inc. for the three months ended June 30, 2025 was $116, compared to $4,012 for the same period in 2024 primarily due to the factors discussed above.

Adjusted EBITDA decreased for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2025	2024
Net income	$321	$6,293
Interest expense, net	1,811	2,316
Income tax provision	1,419	2,792
Depreciation	3,707	3,431
Amortization of purchased intangible assets	4,763	5,307
EBITDA	12,021	20,139
Stock-based compensation	1,417	1,676
Strategic review and related expenses	775	2,020
Restructuring expenses and asset impairments	1,149	279
Executive transition costs	520	—
Other expense, net	346	284
Adjusted EBITDA	16,228	24,398
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,690)	(4,978)
Adjusted EBITDA attributable to DMC Global Inc.	$13,538	$19,420

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$116	$—
Strategic review and related expenses, net of tax	775	0.04
Restructuring expenses and asset impairments, net of tax	1,062	0.05
Executive transition costs, net of tax	520	0.03
As adjusted	$2,473	$0.12
(1) Calculated using diluted weighted average shares outstanding of 20,134,760
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Three months ended June 30, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$4,012	$0.20
Strategic review and related expenses, net of tax	1,538	0.08
Restructuring expenses and asset impairments, net of tax	125	0.01
As adjusted	$5,675	$0.29
(1) Calculated using diluted weighted average shares outstanding of 19,671,169
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

	Six months ended June 30,
	2025	2024	$ change	% change
Net sales	$314,777	$338,048	$(23,271)	(7%)
Gross profit	77,930	88,765	(10,835)	(12%)
Gross profit percentage	24.8%	26.3%
COSTS AND EXPENSES:
General and administrative expenses	32,579	31,603	976	3%
% of net sales	10.3%	9.3%
Selling and distribution expenses	21,868	23,722	(1,854)	(8%)
% of net sales	6.9%	7.0%
Amortization of purchased intangible assets	9,526	10,599	(1,073)	(10%)
% of net sales	3.0%	3.1%
Strategic review and related expenses	2,073	4,189	(2,116)	(51%)
Restructuring expenses and asset impairments	1,474	279	1,195	428%
Operating income	10,410	18,373	(7,963)	(43%)
Other expense, net	(564)	(693)	129	(19%)
Interest expense, net	(3,510)	(4,633)	1,123	(24%)
Income before income taxes	6,336	13,047	(6,711)	(51%)
Income tax provision	4,152	4,435	(283)	(6%)
Net income	2,184	8,612	(6,428)	(75%)
Net income attributable to redeemable noncontrolling interest	1,391	2,037	(646)	(32%)
Net income attributable to DMC Global Inc.	793	6,575	(5,782)	(88%)
Adjusted EBITDA attributable to DMC Global Inc.	$27,929	$36,103	$(8,174)	(23%)

Net sales were $314,777 for the six months ended June 30, 2025, a decrease of 7% compared with the same period in 2024, primarily due to lower sales at DynaEnergetics. The 14% decline at DynaEnergetics was due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and lower international sales due to project timing.

Gross profit percentage was 24.8% versus 26.3% in 2024. The decline compared to the prior year was primarily attributable to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at Arcadia and DynaEnergetics, as well as a less favorable project and regional mix at NobelClad.

General and administrative expenses increased $976 for the six months ended June 30, 2025 compared with the same period in 2024. The year-over-year increase was primarily attributable to executive transition costs of $520, higher compensation costs of $854, and higher outside services costs of $422. These increases were partially offset by lower expenses related to the Waterkeeper matter of $450 and a reduction in business related travel of $410.

Selling and distribution expenses decreased $1,854 for the six months ended June 30, 2025 compared with the same period in 2024. The year-over-year decrease was driven by lower selling costs of $568 at DynaEnergetics due to decreased sales volumes, a reduction in marketing consulting costs of $449, lower bad debt expense of $340, decreased compensation costs of $276, and lower business related travel of $189.

Amortization of purchased intangible assets decreased $1,073 for the six months ended June 30, 2025 compared to the same period in 2024 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review and related expenses of $2,073 for the six months ended June 30, 2025 relate primarily to $1,507 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.

For the six months ended June 30, 2024, strategic review and related expenses were $4,189 and primarily included $2,170 in professional service fees and $1,351 in employee retention compensation, including $178 of stock-based compensation.

Restructuring expenses and asset impairments of $1,474 for the six months ended June 30, 2025 include an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics totaling $605 and $869 of employee severance associated with headcount reductions across all three business segments.

Income tax provision of $4,152 was recorded on income before income taxes of $6,336 for the six months ended June 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. We recorded an income tax provision of $4,435 on income before income taxes of $13,047 for the six months ended June 30, 2024. The prior year rate was impacted unfavorably by the geographic mix of pretax income, state taxes and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.

Net income attributable to DMC Global Inc. for the six months ended June 30, 2025 was $793, compared to $6,575 for the same period in 2024 primarily due to the factors discussed above.

Adjusted EBITDA decreased for the six months ended June 30, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2025	2024
Net income	$2,184	$8,612
Interest expense, net	3,510	4,633
Income tax provision	4,152	4,435
Depreciation	7,367	6,850
Amortization of purchased intangible assets	9,526	10,599
EBITDA	26,739	35,129
Stock-based compensation	2,980	3,153
Strategic review and related expenses	2,073	4,189
Restructuring expenses and asset impairments	1,474	279
Executive transition costs	520	—
Other expense, net	564	693
Adjusted EBITDA	34,350	43,443
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,421)	(7,340)
Adjusted EBITDA attributable to DMC Global Inc.	$27,929	$36,103

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased for the six months ended June 30, 2025 compared with the same period in 2024 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$793	$0.04
Strategic review and related expenses, net of tax	2,073	0.10
Restructuring expenses and asset impairments, net of tax	1,257	0.06
Executive transition costs, net of tax	520	0.03
As adjusted	$4,643	$0.23
(1) Calculated using diluted weighted average shares outstanding of 19,861,073
(2) Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Six months ended June 30, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$6,575	0.33
Strategic review and related expenses, net of tax	3,142	0.16
Restructuring expenses and asset impairments, net of tax	125	0.01
As adjusted	$9,842	$0.50
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

Arcadia Products

Three months ended June 30, 2025 compared with three months ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ change	% change
Net sales	$61,980	$69,748	$(7,768)	(11%)
Gross profit	16,250	23,157	(6,907)	(30%)
Gross profit percentage	26.2%	33.2%
COSTS AND EXPENSES:
General and administrative expenses	6,489	7,765	(1,276)	(16%)
Selling and distribution expenses	4,290	4,116	174	4%
Amortization of purchased intangible assets	4,763	5,278	(515)	(10%)
Restructuring expenses and asset impairments	192	279	(87)	(31%)
Operating income	516	5,719	(5,203)	(91%)
Adjusted EBITDA	6,725	12,445	(5,720)	(46%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,690)	(4,978)	(2,288)	(46%)
Adjusted EBITDA attributable to DMC Global Inc.	$4,035	$7,467	(3,432)	(46%)

Net sales decreased $7,768 for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to lower sales volumes in commercial exterior and high-end residential markets.

Gross profit percentage decreased to 26.2% for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales mentioned above.

General and administrative expenses decreased $1,276 for the three months ended June 30, 2025 compared with the same period in prior year primarily due to lower compensation costs of $645 as a result of a reduction in headcount, lower expenses related to the Waterkeeper matter of $450, and a reduction in business related travel of $170.

Selling and distribution expenses increased $174 for the three months ended June 30, 2025 compared with the same period in 2024 primarily driven by higher incentive compensation costs.

Amortization of purchased intangible assets decreased $515 for the three months ended June 30, 2025 compared to the same period in 2024 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses and asset impairments of $192 for the three months ended June 30, 2025 relate to employee severance associated with headcount reductions.

Operating income of $516 for the three months ended June 30, 2025 decreased compared to operating income of $5,719 in the same period in 2024 due primarily to lower gross profit.

Adjusted EBITDA decreased for the three months ended June 30, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2025	2024
Operating income	$516	$5,719
Adjustments:
Depreciation	1,016	888
Amortization of purchased intangible assets	4,763	5,278
Stock-based compensation	238	281
Restructuring expenses and asset impairments	192	279
Adjusted EBITDA	6,725	12,445
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,690)	(4,978)
Adjusted EBITDA attributable to DMC Global Inc.	$4,035	$7,467

Six months ended June 30, 2025 compared with six months ended June 30, 2024

	Six months ended June 30,
	2025	2024	$ change	% change
Net sales	$127,560	$131,673	$(4,113)	(3%)
Gross profit	36,611	39,970	(3,359)	(8%)
Gross profit percentage	28.7%	30.4%
COSTS AND EXPENSES:
General and administrative expenses	13,949	15,421	(1,472)	(10%)
Selling and distribution expenses	9,107	8,584	523	6%
Amortization of purchased intangible assets	9,526	10,555	(1,029)	(10%)
Restructuring expenses and asset impairments	517	279	238	85%
Operating income	3,512	5,131	(1,619)	(32%)
Adjusted EBITDA	16,052	18,351	(2,299)	(13%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,421)	(7,340)	(919)	(13%)
Adjusted EBITDA attributable to DMC Global Inc.	$9,631	$11,011	(1,380)	(13%)

Net sales decreased $4,113 for the six months ended June 30, 2025 compared to the same period in 2024 due to lower sales volumes in longer-cycle high-end residential markets.

Gross profit percentage decreased to 28.7% for the six months ended June 30, 2025 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales mentioned above.

General and administrative expenses were lower by $1,472 for the six months ended June 30, 2025 compared to the same period in 2024. The year-over-year decrease is the result of lower compensation costs of $466 as a result of a reduction in headcount, lower expenses related to the Waterkeeper matter of $450, decreased business related travel of $360, and a nonrecurring legal settlement recorded in 2024 of $146.

Selling and distribution expenses increased $523 for the six months ended June 30, 2025 compared to the same period in 2024 due to higher incentive compensation costs.

Amortization of purchased intangible assets decreased $1,029 for the six months ended June 30, 2025 compared to the same period in 2024 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses and asset impairments of $517 for the six months ended June 30, 2025 related to employee severance associated with headcount reductions.

Operating income of $3,512 for the six months ended June 30, 2025 decreased compared to operating income of $5,131 in the same period in 2024 due primarily to the decline in gross profit.

Adjusted EBITDA decreased for the six months ended June 30, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2025	2024
Operating income	$3,512	$5,131
Adjustments:
Depreciation	2,022	1,763
Amortization of purchased intangible assets	9,526	10,555
Stock-based compensation	475	623
Restructuring expenses and asset impairments	517	279
Adjusted EBITDA	16,052	18,351
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,421)	(7,340)
Adjusted EBITDA attributable to DMC Global Inc.	$9,631	$11,011

DynaEnergetics

Three months ended June 30, 2025 compared with three months ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ change	% change
Net sales	$66,862	$76,210	$(9,348)	(12%)
Gross profit	13,959	15,133	(1,174)	(8%)
Gross profit percentage	20.9%	19.9%
COSTS AND EXPENSES:
General and administrative expenses	3,028	3,011	17	1%
Selling and distribution expenses	3,774	5,041	(1,267)	(25%)
Amortization of purchased intangible assets	—	29	(29)	(100%)
Restructuring expenses and asset impairments	746	—	746	100%
Operating income	6,411	7,052	(641)	(9%)
Adjusted EBITDA	$8,979	$8,752	$227	3%

Net sales decreased $9,348 for the three months ended June 30, 2025 compared to the same period in 2024 due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and a reduction in international sales due to project timing.

Selling and distribution expenses were lower by $1,267 for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a reduction in bad debt expense of $602, decreased selling costs of $402 due to lower sales volume, and reduced consulting costs of $156.

Restructuring expenses and asset impairments of $746 for the three months ended June 30, 2025 include an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 and employee severance of $141 due to headcount reductions.

Operating income of $6,411 for the three months ended June 30, 2025 decreased compared to operating income of $7,052 in the same period in 2024 due to the decline in net sales as well as the restructuring expenses and asset impairment charges incurred.

Adjusted EBITDA increased for the three months ended June 30, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2025	2024
Operating income	$6,411	$7,052
Adjustments:
Depreciation	1,822	1,671
Amortization of purchased intangible assets	—	29
Restructuring expenses and asset impairments	746	—
Adjusted EBITDA	$8,979	$8,752

Six months ended June 30, 2025 compared with six months ended June 30, 2024

	Six months ended June 30,
	2025	2024	$ change	% change
Net sales	$132,413	$154,332	$(21,919)	(14%)
Gross profit	26,770	32,104	(5,334)	(17%)
Gross profit percentage	20.2%	20.8%
COSTS AND EXPENSES:
General and administrative expenses	5,775	5,903	(128)	(2%)
Selling and distribution expenses	8,250	10,263	(2,013)	(20%)
Amortization of purchased intangible assets	—	44	(44)	(100%)
Restructuring expenses and asset impairments	746	—	746	100%
Operating income	11,999	15,894	(3,895)	(25%)
Adjusted EBITDA	$16,358	$19,291	$(2,933)	(15%)

Net sales decreased $21,919 for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in volume of DS perforating systems attributable to lower well completions in North America, pricing decreases due to industry consolidation in the United States, and a reduction in international sales due to project timing.

Selling and distribution expenses were lower by $2,013 for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a reduction in bad debt expense of $606, decreased selling costs of $568 due to lower sales volumes, reduced marketing consulting costs of $338, lower compensation costs of $278, and a decrease in business related travel of $64.

Restructuring expenses and asset impairments of $746 for the six months ended June 30, 2025 include an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 and employee severance of $141 due to headcount reductions.

Operating income decreased $3,895 for the six months ended June 30, 2025 compared to the same period in 2024 due to the decline in gross profit as well as the restructuring expenses and asset impairment charges incurred.

Adjusted EBITDA decreased for the six months ended June 30, 2025 compared to the same period in 2024 due to the factors discussed above.. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2025	2024
Operating income	$11,999	$15,894
Adjustments:
Depreciation	3,613	3,353
Amortization of purchased intangible assets	—	44
Restructuring expenses and asset impairments	746	—
Adjusted EBITDA	$16,358	$19,291

NobelClad

Three months ended June 30, 2025 compared with three months ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ change	% change
Net sales	$26,645	$25,221	$1,424	6%
Gross profit	6,593	8,222	(1,629)	(20%)
Gross profit percentage	24.7%	32.6%
COSTS AND EXPENSES:
General and administrative expenses	852	1,023	(171)	(17%)
Selling and distribution expenses	2,123	2,267	(144)	(6%)
Restructuring expenses and asset impairments	211	—	211	100%
Operating income	3,407	4,932	(1,525)	(31%)
Adjusted EBITDA	$4,399	$5,722	$(1,323)	(23%)

Net sales increased $1,424 for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to the timing of shipments out of backlog.

Gross profit percentage decreased to 24.7% for the three months ended June 30, 2025 due to a less favorable project and regional mix.

General and administrative expenses were lower by $171 for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to a decrease in incentive compensation costs.

Selling and distribution expenses were lower by $144 for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to a decrease in incentive compensation costs of $107 and a reduction in business related travel of $48.

Restructuring expenses and asset impairments of $211 for the three months ended June 30, 2025 relate to employee severance associated with headcount reductions.

Operating income decreased $1,525 for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended June 30, 2025 compared with the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2025	2024
Operating income	$3,407	$4,932
Adjustments:
Depreciation	781	790
Restructuring expenses	211	—
Adjusted EBITDA	$4,399	$5,722

Six months ended June 30, 2025 compared with six months ended June 30, 2024

	Six months ended June 30,
	2025	2024	$ change	% change
Net sales	$54,804	$52,043	$2,761	5%
Gross profit	14,690	16,866	(2,176)	(13%)
Gross profit percentage	26.8%	32.4%
COSTS AND EXPENSES:
General and administrative expenses	2,043	2,096	(53)	(3%)
Selling and distribution expenses	4,407	4,738	(331)	(7%)
Restructuring expenses and asset impairments	211	—	211	100%
Operating income	8,029	10,032	(2,003)	(20%)
Adjusted EBITDA	$9,815	$11,602	$(1,787)	(15%)

Net sales increased $2,761 for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to the timing of shipments out of backlog.

Gross profit percentage decreased to 26.8% for the six months ended June 30, 2025 due to a less favorable project and regional mix.

Selling and distribution expenses decreased $331 for the six months ended June 30, 2025 compared to the same period in 2024 due to lower incentive compensation costs of $136, a decrease in business related travel of $110, and reduced outside services costs of $102.

Restructuring expenses and asset impairments of $211 for the six months ended June 30, 2025 relate to employee severance associated with headcount reductions.

Operating income decreased $2,003 for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to lower gross profit.

Adjusted EBITDA decreased for the six months ended June 30, 2025 compared to the same period in 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2025	2024
Operating income	$8,029	$10,032
Adjustments:
Depreciation	1,575	1,570
Restructuring expenses and asset impairments	211	—
Adjusted EBITDA	$9,815	$11,602

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $46,248 at June 30, 2025 compared to $56,529 at December 31, 2024. The decrease was due primarily to improved financial performance which resulted in net credit facility repayments of $12,278.

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

Debt facilities

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026 (the “Delayed Draw Term Loan Facility”). The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.

Borrowings under the $200,000 revolving loan limit and $50,000 term loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans currently bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans currently bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of June 30, 2025, calculated in accordance with the Second Amendment, was 1.23 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2025 was 3.83 to 1.0.

On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”). The Second Amendment provides for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to accommodate the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter. Additionally, proceeds under the Delayed Draw Term Loan Facility may now be held (to the extent drawn on such facility prior to expiration) in a restricted account after the expiration of such facility for purposes of paying the purchase price of the Put Option or the Call Option in the future.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 of which €637 was outstanding as of June 30, 2025.

Redeemable noncontrolling interest

The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). The minority interest holder of Arcadia Products also has the right to sell its remaining interest in Arcadia Products to the Company (“Put Option”). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026. Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement, subject to a floor value also as defined within the Operating Agreement which is based primarily upon a contractually stated equity value.

As of June 30, 2025, the settlement amount of the redeemable noncontrolling interest was $187,080 and equals the floor value as defined within the Operating Agreement. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, decreased to $58,675 at June 30, 2025 from $70,818 at December 31, 2024 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2024.

Cash flows from operating activities

Net cash provided by operating activities of $19,734 for the six months ended June 30, 2025 increased compared to $15,783 in the same period last year driven primarily by lower working capital balances, which included lower inventory balances at Arcadia Products and NobelClad.

Cash flows from investing activities

Net cash used in investing activities for the six months ended June 30, 2025 of $718 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $4,885, partially offset by the settlement of a note receivable of $4,167.

Net cash provided by investing activities for the six months ended June 30, 2024 of $7,204 related to proceeds from sales and maturities of marketable securities of $12,619, partially offset by the acquisition of property, plant and equipment of $5,515.

Cash flows from financing activities

Net cash flows used in financing activities for the six months ended June 30, 2025 of $19,746 included net credit facility repayments of $12,278, distributions to the redeemable noncontrolling interest holder of $6,255, payment of debt issuance costs of $650, and treasury stock purchases of $563.

Net cash flows used in financing activities for the six months ended June 30, 2024 of $39,727 primarily included net credit facility repayments of $31,500. Additional cash flows used in financing activities included distributions to the redeemable noncontrolling interest holder of $4,672, payment of debt issuance costs of $2,735 and treasury stock purchases of $952.

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

In 2025, the U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations. We may be required to take further responsive steps, as the prolonged duration of tariffs, including retaliatory tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations if we are not able to pass through cost increases to our customers.

Changes in immigration laws or enforcement programs could adversely affect our business.

Certain states in which we operate are considering or have already adopted new immigration laws and/or enforcement programs, and the federal government from time to time considers and implements changes to federal immigration laws, regulations, and/or enforcement programs. Recently, Immigration and Customs Enforcement (ICE) has significantly increased its enforcement of immigration laws. Our employment eligibility verification process does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees. Additionally, increased enforcement of immigration laws may reduce the overall labor pool and as a byproduct, increase the cost of qualified employees. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the second quarter of 2025, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2025	—	$—
May 1 to May 31, 2025	12,174	$6.49
June 1 to June 30, 2025	482	$8.06
Total	12,656	$6.55

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Omnibus Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of June 30, 2025, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,068,148) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (8,699) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2025, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1 Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of May 30, 2025, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 3, 2025).

10.1 DMC Global Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-287265) filed on May 14, 2025).

10.2 Second Amendment to the Credit Agreement, dated June 10, 2025, by and between DMC Global Inc., certain of its domestic subsidiaries as borrowers, the lenders party thereto and KeyBank National Association, as administrative agent, a swing line lender and an issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025).

10.3 Form of Executive Officer Restricted Stock Award Agreement under the 2025 Omnibus Incentive Plan.

10.4 Form of Director Restricted Stock Award Agreement under the 2025 Omnibus Incentive Plan.

10.5 Form of Executive Officer Restricted Stock Unit Award Agreement under the 2025 Omnibus Incentive Plan.

10.6 Form of Executive Officer Performance Unit Agreement under the 2025 Omnibus Incentive Plan.

10.7 President and Chief Executive Officer Letter Agreement between James O’Leary and DMC Global Inc., dated as of June 20, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025.

10.8 Restricted Stock Unit Award Agreement (Chief Executive Officer Form), (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2025).

10.9 Performance Share Unit Award Agreement (Chief Executive Officer Form), (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2025).

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	August 5, 2025	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 5, 2025	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)