Form 10-Q
period 2025-09-30
DMC Global Inc.
filed 2025-11-04
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒
The number of shares of Common Stock outstanding was 20,590,482 as of October 31, 2025.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek,” and other phrases of similar meaning. Such statements include, but are not limited to, expectations regarding the impact of volatility of energy markets and evolving U.S. and reciprocal tariff policies on sales and profitability, market-responsive initiatives at Arcadia Products, cost reduction and market share expansion initiatives at DynaEnergetics, order activity improvements at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; changes in immigration laws or enforcement programs; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2025 and 2024 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	44

Item 4	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5	Other Information	46

Item 6	Exhibits	47

	Signatures	47

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,412	$14,289
Accounts receivable, net of allowance for doubtful accounts of $4,850 and $6,881, respectively	105,629	103,361
Inventories	140,545	152,580
Prepaid expenses and other	14,051	18,792
Total current assets	286,637	289,022
Property, plant and equipment	246,576	235,124
Less - accumulated depreciation	(118,466)	(105,848)
Property, plant and equipment, net	128,110	129,276
Purchased intangible assets, net	159,814	174,104
Deferred tax assets	1,793	1,230
Other assets	67,789	77,705
Total assets	$644,143	$671,337

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,924	$45,059
Accrued expenses	11,127	11,393
Accrued income taxes	5,357	7,574
Accrued employee compensation and benefits	13,195	10,399
Contract liabilities	14,105	23,162
Current portion of long-term debt	3,125	2,500
Other current liabilities	9,938	14,015
Total current liabilities	103,771	114,102
Long-term debt	53,409	68,318
Deferred tax liabilities	1,268	711
Other long-term liabilities	45,641	50,155
Total liabilities	204,089	233,286
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,497,468 and 21,083,184 shares issued, respectively	1,075	1,054
Additional paid-in capital	306,461	305,460
Retained (deficit) earnings	(3,081)	—
Other cumulative comprehensive loss	(24,899)	(29,560)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 906,986 and 820,322 shares, respectively	(26,582)	(25,983)
Total stockholders’ equity	252,974	250,971
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$644,143	$671,337
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$151,532	$152,429	$466,309	$490,477
Cost of products sold	118,703	122,324	355,550	371,607
Gross profit	32,829	30,105	110,759	118,870
Costs and expenses:
General and administrative expenses	15,282	14,349	47,861	45,952
Selling and distribution expenses	10,668	13,856	32,536	37,578
Amortization of purchased intangible assets	4,764	5,278	14,290	15,877
Goodwill impairment	—	141,725	—	141,725
Strategic review and related expenses	303	1,763	2,376	5,952
Restructuring expenses and asset impairments	1,202	2,069	2,676	2,348
Total costs and expenses	32,219	179,040	99,739	249,432
Operating income (loss)	610	(148,935)	11,020	(130,562)
Other expense:
Other expense, net	(334)	(520)	(898)	(1,213)
Interest expense, net	(1,632)	(2,113)	(5,142)	(6,746)
(Loss) income before income taxes	(1,356)	(151,568)	4,980	(138,521)
Income tax provision	714	7,848	4,866	12,283
Net (loss) income	$(2,070)	$(159,416)	$114	$(150,804)
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,011	(58,093)	2,402	(56,056)
Net loss attributable to DMC Global Inc. stockholders	$(3,081)	$(101,323)	$(2,288)	$(94,748)

Net loss per share attributable to DMC Global Inc. stockholders:
Basic	$(0.10)	$(8.27)	$(0.31)	$(8.04)
Diluted	$(0.10)	$(8.27)	$(0.31)	$(8.04)
Weighted-average shares outstanding:
Basic	19,930,699	19,706,587	19,883,652	19,648,253
Diluted	19,930,699	19,706,587	19,883,652	19,648,253
Reconciliation to net loss attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to DMC Global Inc. stockholders	$(3,081)	$(101,323)	$(2,288)	$(94,748)
Adjustment of redeemable noncontrolling interest	1,018	(61,687)	(3,801)	(63,201)
Net loss attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(2,063)	$(163,010)	$(6,089)	$(157,949)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(2,070)	$(159,416)	$114	$(150,804)

Change in cumulative foreign currency translation adjustment	9	1,946	4,661	318
Other comprehensive (loss) income	$(2,061)	$(157,470)	$4,775	$(150,486)

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	1,011	(58,093)	2,402	(56,056)

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(3,072)	$(99,377)	$2,373	$(94,430)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Retained	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Shares issued in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080
Net income	—	—	—	116	—	—	—	116	205
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,478	—	—	3,478	—
Shares issued in connection with stock compensation plans	84,779	4	(4)	—	—	(8,356)	—	—	—
Stock-based compensation	—	—	1,322	—	—	—	—	1,322	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,200)
Adjustment of redeemable noncontrolling interest	—	—	(4,026)	(874)	—	—	—	(4,900)	4,900
Treasury stock activity	—	—	—	—	—	14,124	(82)	(82)	—
Balances, June 30, 2025	21,487,809	$1,074	$304,243	$—	$(24,908)	(906,540)	$(26,552)	$253,857	$187,080
Net (loss) income	—	—	—	(3,081)	—	—	—	(3,081)	1,011
Change in cumulative foreign currency translation adjustment	—	—	—	—	9	—	—	9	—
Shares issued in connection with stock compensation plans	9,659	1	(1)	—	—	(2,153)	—	—	—
Stock-based compensation	—	—	1,201	—	—	—	—	1,201	7
Adjustment of redeemable noncontrolling interest	—	—	1,018	—	—	—	—	1,018	(1,018)
Treasury stock activity	—	—	—	—	—	1,707	(30)	(30)	—
Balances, September 30, 2025	21,497,468	$1,075	$306,461	$(3,081)	$(24,899)	(906,986)	$(26,582)	$252,974	$187,080
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

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$114	$(150,804)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	11,100	10,294
Amortization of purchased intangible assets	14,290	15,877
Amortization of deferred debt issuance costs	710	624
Stock-based compensation	4,376	5,103
Bad debt expense	1,025	4,979
Deferred income taxes	(7)	4,734
Asset impairments	296	1,044
Goodwill impairment	—	141,725
Other	905	(76)
Change in:
Accounts receivable, net	(551)	(9,458)
Inventories	14,495	1,357
Prepaid expenses and other	14,250	2,351
Accounts payable	610	15,388
Contract liabilities	(9,432)	(399)
Accrued expenses and other liabilities	(13,841)	(7,954)
Net cash provided by operating activities	38,340	34,785
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	3,000
Proceeds from sales of marketable securities	—	9,619
Acquisition of property, plant and equipment	(10,943)	(11,600)
Proceeds from property, plant and equipment reimbursements	3,682	406
Proceeds on sale of property, plant and equipment	47	100
Proceeds from settlement of note receivable	4,167	—
Net cash (used in) provided by investing activities	(3,047)	1,525
Cash flows from financing activities:
Repayments on term loan	(1,875)	(118,750)
Borrowings on term loan	—	50,000
Borrowings on revolving loans	99,159	77,650
Repayments on revolving loans	(111,805)	(50,400)
Payment of debt issuance costs	(650)	(2,735)
Distributions to redeemable noncontrolling interest holder	(6,400)	(8,321)
Net proceeds from issuance of common stock to employees and directors	—	132
Treasury stock purchases	(578)	(1,000)
Net cash used in financing activities	(22,149)	(53,424)

Effects of exchange rates on cash	(1,021)	585

Net increase (decrease) in cash and cash equivalents	12,123	(16,529)
Cash and cash equivalents, beginning of the period	14,289	31,040
Cash and cash equivalents, end of the period	$26,412	$14,511

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
During the three and nine months ended September 30, 2025, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, higher interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, net provisions of $329 and $1,025, respectively, were recorded. During the three and nine months ended September 30, 2024, net provisions of $3,943 and $4,979, respectively, were recorded.
The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2024	$495	$6,369	$17	$6,881
Current period provision for expected credit losses	388	997	13	1,398
Write-offs charged against the allowance	(51)	(3,010)	—	(3,061)
Recoveries of amounts previously reserved	(316)	(57)	—	(373)
Impacts of foreign currency exchange rates and other	—	4	1	5
Allowance for doubtful accounts, September 30, 2025	$516	$4,303	$31	$4,850

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
At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of September 30, 2025, and December 31, 2024, the redeemable noncontrolling interest was $187,080, which is equal to the floor value per the Operating Agreement.
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
Earnings Per Share
In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards (“RSAs”) granted under the 2016 Omnibus Incentive Plan are considered participating securities in periods of net income as they receive non-forfeitable rights to dividends as common stock. RSAs do not participate in net losses. RSAs granted under the 2025 Omnibus Incentive Plan are non-participating securities as they do not receive non-forfeitable rights to dividends as common stock.
Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest and dividends, if applicable, by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable Noncontrolling Interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of RSAs, restricted stock units, performance share units and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to DMC Global Inc. stockholders, as reported	$(3,081)	$(101,323)	$(2,288)	$(94,748)
Adjustment of redeemable noncontrolling interest	1,018	(61,687)	(3,801)	(63,201)
Less: Undistributed net income available to participating securities	—	—	—	—
Numerator for basic net loss per share:	(2,063)	(163,010)	(6,089)	(157,949)
Add: Undistributed net income allocated to participating securities	—	—	—	—
Less: Undistributed net income reallocated to participating securities	—	—	—	—
Numerator for diluted net loss per share:	$(2,063)	$(163,010)	$(6,089)	$(157,949)
Denominator:
Weighted-average shares outstanding for basic net loss per share	19,930,699	19,706,587	19,883,652	19,648,253
Effect of dilutive securities (1)	—	—	—	—
Weighted-average shares outstanding for diluted net loss per share	19,930,699	19,706,587	19,883,652	19,648,253
Net loss per share attributable to DMC Global Inc. stockholders
Basic	$(0.10)	$(8.27)	$(0.31)	$(8.04)
Diluted	$(0.10)	$(8.27)	$(0.31)	$(8.04)
(1)     Given that we were in a net loss position for the three and nine months ended September 30, 2025, and 2024, all potentially dilutive shares were anti-dilutive.
Deferred Compensation Plan
The Company maintains a Non-Qualified Deferred Compensation Plan (the “Plan”) as part of its overall compensation package for certain employees. Until enrollment in the Plan was suspended effective January 1, 2025, participants were eligible to defer a portion of their annual salary, their annual incentive bonus, and their equity awards through the Plan on a tax-deferred basis. Deferrals into the Plan were not matched or subsidized by the Company, nor were they eligible for above-market or preferential earnings.
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
The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to partially satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested RSAs, vested company stock awards, company-owned life insurance (“COLI”) on certain current and former employees, and money market funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market funds held by the trust are accounted for at fair value.
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
The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of September 30, 2025.

	Balance Sheet location	September 30, 2025	December 31, 2024
Deferred compensation assets	Prepaid expenses and other	$1,835	$5,742
Deferred compensation assets	Other assets	2,511	3,396
Deferred compensation obligations	Other current liabilities	1,835	5,742
Deferred compensation obligations	Other long-term liabilities	$6,105	$7,183
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
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. The carrying value of our revolving loans and term loan under our credit facility, as well as the European line of credit, when outstanding, also approximate their fair value because of the variable interest rate associated with these instruments, which reset each month at market interest rates. All of these account balances are considered Level 1 assets and liabilities.
Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $685 as of September 30, 2025, and $974 as of December 31, 2024, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.
We did not hold any Level 3 assets or liabilities as of September 30, 2025, or December 31, 2024.
Restructuring Expenses and Asset Impairments
During the three and nine months ended September 30, 2025, we recorded total restructuring expenses and asset impairments of $1,202 and $2,676, respectively. Expenses incurred during the nine months ended September 30, 2025, included contract termination costs associated with exiting leases of $1,013 and $605 at NobelClad and DynaEnergetics, respectively, and employee severance of $1,058 related to headcount reductions across all three business segments.
During the three and nine months ended September 30, 2024, we recorded total restructuring expenses and asset impairments of $2,069 and $2,348, respectively. Expenses incurred during the nine months ended September 30, 2024, included employee severance associated of $1,304 related to headcount reductions at DynaEnergetics and Arcadia Products and $1,044 related to the abandonment of a planned manufacturing expansion at DynaEnergetics.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”), which amends income tax disclosure requirements for the effective tax rate reconciliation to include incremental income tax information and expanded disclosures of income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, and is applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of ASU 2023-09 on our financial statements and disclosures.
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
Inventories consisted of the following at September 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$7,710	$26,385	$6,154	$40,249
Work-in-process	6,348	11,265	8,939	26,552
Finished goods	49,994	23,426	91	73,511
Supplies	—	—	233	233
Total inventories	$64,052	$61,076	$15,417	$140,545
Inventories consisted of the following at December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,548	$25,831	$6,624	$42,003
Work-in-process	5,942	10,201	14,248	30,391
Finished goods	57,495	22,038	374	79,907
Supplies	—	—	279	279
Total inventories	$72,985	$58,070	$21,525	$152,580
4.      PURCHASED INTANGIBLE ASSETS
Our purchased intangible assets consisted of the following at September 30, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(67,150)	$143,350
Trademarks / Trade names	22,000	(5,536)	16,464
Total intangible assets	$232,500	$(72,686)	$159,814
Our purchased intangible assets consisted of the following at December 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$260	$(260)	$—
Customer relationships	211,077	(54,537)	156,540
Trademarks / Trade names	22,000	(4,436)	17,564
Total intangible assets	$233,337	$(59,233)	$174,104

5.      CONTRACT LIABILITIES
At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	September 30, 2025	December 31, 2024
Arcadia Products	$8,564	$9,408
NobelClad	5,095	12,381
DynaEnergetics	446	1,373
Total	$14,105	$23,162
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
Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2025	December 31, 2024
ROU asset	$37,011	$42,164

Current lease liability	7,922	8,297
Long-term lease liability	33,179	37,150
Total lease liability	$41,101	$45,447
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
Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the president of Arcadia Products. There were eight such leases in effect as of September 30, 2025, with expiration dates ranging from calendar years 2025 to 2031, inclusive of the assumed exercise of applicable renewal options. As of September 30, 2025, the total ROU asset and related lease liability recognized for these leases was $18,978 and $20,148, respectively. During the three and nine months ended September 30, 2025, and 2024, associated lease expense was $1,156 and $3,469, respectively, in each period, and is included in total operating lease expense.
For the three months ended September 30, 2025, and 2024, total operating lease expense was $3,220 and $3,291, respectively. For the nine months ended September 30, 2025, and 2024, total operating lease expense was $9,466 and $10,016, respectively. Short term and variable lease costs were not significant for any period presented.

7.      DEBT
Outstanding borrowings consisted of the following at:

	September 30, 2025	December 31, 2024
Syndicated credit agreement:
U.S. Dollar revolving loan	$11,750	$24,375
Term loan	46,250	48,125
European line of credit	—	—
Outstanding borrowings	58,000	72,500
Less: debt issuance costs	(1,466)	(1,682)
Total debt	56,534	70,818
Less: current portion of long-term debt	(3,125)	(2,500)
Long-term debt	$53,409	$68,318
Syndicated Credit Agreement
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026 (the “Delayed Draw Term Loan Facility”). The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024, through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026, through March 31, 2028, and increases to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2025, and December 31, 2024, bank guarantees of $443, respectively, were secured.
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
On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”). The Second Amendment provides for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to accommodate the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter. Additionally, proceeds under the Delayed Draw Term Loan Facility may be held (to the extent drawn on such facility prior to expiration) in a restricted account after the expiration of such facility for purposes of paying the purchase price of the Put Option or the Call Option in the future.
As of September 30, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.
European Line of Credit
We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2025, and December 31, 2024, we had no outstanding borrowings under this line of credit, and bank guarantees of €1,687 and €2,843, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2025, no preferred stock has been issued.
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
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and nine months ended September 30, 2025, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of September 30, 2025. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We do not expect the OBBBA to have a material impact on our current fiscal year effective tax rate. While we continue to evaluate the impact for future years, we anticipate a reduction to cash taxes paid in years after 2025 due primarily to favorable provisions related to depreciation and interest deductions.
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

Segment information is as follows for the three months ended September 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$61,661	$68,946	$20,925	$151,532
Cost of products sold	43,944	58,970	15,717	118,631
Gross profit	17,717	9,976	5,208	32,901

Stock-based compensation*	18	—	—	18
General and administrative expenses	6,062	2,416	2,076	10,554
Selling and distribution expenses	4,156	4,514	1,870	10,540
Amortization of purchased intangible assets	4,764	—	—	4,764
Restructuring expenses and asset impairments	132	57	1,013	1,202
Operating income	2,585	2,989	249	5,823
Unallocated corporate expenses				(3,871)
Unallocated stock-based compensation*				(1,342)
Other expense, net				(334)
Interest expense, net				(1,632)
Loss before income taxes				(1,356)
Income tax provision				714
Net loss				$(2,070)
Segment information is as follows for the nine months ended September 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$189,221	$201,359	$75,729	$466,309
Cost of products sold	134,893	164,613	55,831	355,337
Gross profit	54,328	36,746	19,898	110,972

Stock-based compensation*	493	—	—	493
General and administrative expenses	19,695	8,191	4,119	32,005
Selling and distribution expenses	13,104	12,764	6,277	32,145
Amortization of purchased intangible assets	14,290	—	—	14,290
Restructuring expenses and asset impairments	649	803	1,224	2,676
Operating income	6,097	14,988	8,278	29,363
Unallocated corporate expenses				(14,496)
Unallocated stock-based compensation*				(3,847)
Other expense, net				(898)
Interest expense, net				(5,142)
Income before income taxes				4,980
Income tax provision				4,866
Net income				$114

Segment information is as follows for the three months ended September 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$57,818	$69,679	$24,932	$152,429
Cost of products sold	44,256	61,332	16,663	122,251
Gross profit	13,562	8,347	8,269	30,178

Stock-based compensation*	315	—	—	315
General and administrative expenses	7,006	2,299	1,110	10,415
Selling and distribution expenses	4,112	7,276	2,190	13,578
Amortization of purchased intangible assets	5,278	—	—	5,278
Restructuring expenses and asset impairments	248	1,821	—	2,069
Goodwill impairment	141,725	—	—	141,725
Operating (loss) income	(145,122)	(3,049)	4,969	(143,202)
Unallocated corporate expenses				(4,377)
Unallocated stock-based compensation*				(1,356)
Other expense, net				(520)
Interest expense, net				(2,113)
Loss before income taxes				(151,568)
Income tax provision				7,848
Net loss				$(159,416)
Segment information is as follows for the nine months ended September 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$189,491	$224,011	$76,975	$490,477
Cost of products sold	135,959	183,560	51,840	371,359
Gross profit	53,532	40,451	25,135	119,118

Stock-based compensation*	938	—	—	938
General and administrative expenses	22,049	8,201	3,207	33,457
Selling and distribution expenses	12,451	17,540	6,927	36,918
Amortization of purchased intangible assets	15,833	44	—	15,877
Restructuring expenses and asset impairments	527	1,821	—	2,348
Goodwill impairment	141,725	—	—	141,725
Operating (loss) income	(139,991)	12,845	15,001	(112,145)
Unallocated corporate expenses				(14,531)
Unallocated stock-based compensation*				(3,886)
Other expense, net				(1,213)
Interest expense, net				(6,746)
Loss before income taxes				(138,521)
Income tax provision				12,283
Net loss				$(150,804)
*    Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Arcadia Products	$5,784	$6,192	$17,332	$18,510
DynaEnergetics	1,821	1,642	5,434	5,039
NobelClad	813	807	2,388	2,377
Segment depreciation and amortization	8,418	8,641	25,154	25,926
Corporate and other	79	81	236	245
Consolidated depreciation and amortization	$8,497	$8,722	$25,390	$26,171
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
Arcadia Products

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
West	$51,342	$48,020	$157,873	156,171
South	4,153	5,656	15,147	18,967
Northeast	3,664	2,025	9,300	7,410
Midwest	2,502	2,117	6,901	6,943
Total Arcadia Products	$61,661	$57,818	$189,221	$189,491
DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$54,975	$53,924	$160,426	$170,916
United Arab Emirates	2,652	56	3,375	181
Kuwait	1,298	2,340	2,916	4,792
Canada	1,255	5,809	9,121	18,920
Oman	986	1,770	3,830	6,281
Indonesia	376	306	2,912	1,748
India	172	201	438	6,344
Rest of the world (1)	7,232	5,273	18,341	14,829
Total DynaEnergetics	$68,946	$69,679	$201,359	$224,011
(1)        Rest of the world does not include any individual country comprising sales greater than 3% of total DynaEnergetics revenue.

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$7,031	$12,656	$24,379	$39,644
Canada	2,982	1,225	8,020	8,697
South Korea	1,985	116	3,704	640
Germany	1,791	684	16,942	2,549
China	1,731	2,273	2,302	3,562
France	812	709	2,312	2,408
Bahrain	717	758	1,028	1,739
South Africa	641	7	906	1,323
United Arab Emirates	594	1,340	2,010	2,495
Netherlands	437	891	1,457	2,700
Belgium	230	106	3,047	491
Saudi Arabia	119	2,133	2,773	2,746
Rest of the world (1)	1,855	2,034	6,849	7,981
Total NobelClad	$20,925	$24,932	$75,729	$76,975
(1)        Rest of the world does not include any individual country comprising sales greater than 3% of total NobelClad revenue.
During the three and nine months ended September 30, 2025, one DynaEnergetics customer accounted for approximately 26% and 25%, respectively, of consolidated net sales. During the three and nine months ended September 30, 2024, one DynaEnergetics customer accounted for approximately 25% and 23%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 33% and 30% of consolidated accounts receivable as of September 30, 2025, and December 31, 2024, respectively.
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
As of September 30, 2025, and December 31, 2024, the net notional amounts of forward contracts the Company held were $4,739 and $8,331, respectively. At September 30, 2025, and December 31, 2024, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from hedging activities for the periods presented. These hedging net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2025	2024	2025	2024
Foreign currency contracts	Other expense, net	$(88)	$487	$869	$(726)
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
Stockholder Litigation
On December 6, 2024, Samuel Garson, individually and on behalf of a putative class, filed a securities class action lawsuit in the United States District Court for the District of Colorado (the “District Court”) against the Company and other defendants (collectively, the “Defendants”). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 promulgated thereunder on behalf of a putative class of all persons who purchased the Company’s securities between May 3, 2024, and November 4, 2024. In particular, the complaint alleged that the Defendants made false and misleading statements during the class period concerning the Company’s business resulting in injury to the purported class members. On January 27, 2025, a second securities class action lawsuit was filed in the District Court by Alessandro Laurent, individually and of behalf of a putative class, asserting substantially the same allegations, but on behalf of all purchasers of the Company’s securities between January 29, 2024 and November 4, 2024. Both complaints sought certification of a class of purchasers of the Company’s securities during the respective class periods and an award of damages, interest, costs and expenses (including attorney’s fees) to the respective plaintiffs and class members. On February 5, 2025, the District Court ordered the two lawsuits consolidated, and on June 23, 2025, the lead plaintiff in the consolidated case filed an amended complaint adding additional allegations within the class period. On August 22, 2025, the Defendants moved to dismiss all claims in the consolidated case.
On June 6, 2025, Michael Lewis filed a related stockholder derivative lawsuit in the District Court against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties under Delaware law and violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in the Garson and Laurent complaints. On July 16, 2025, Lee Runey filed another related stockholder derivative lawsuit, also in the District Court, against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties and other similar claims under Delaware law as well as violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in Lewis and the amended complaint in Garson. On August 23, 2025, the parties in both derivative cases jointly requested that the District Court consolidate and stay the derivative cases until after a ruling is issued on the pending Garson motion to dismiss, and the District Court granted such request on October 14, 2025.
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
13.    STRATEGIC REVIEW AND RELATED EXPENSES
During the first quarter of 2024, the Company announced that the Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company incurred significant expenses. In October 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments. However, in response to subsequent inquiries and actions of certain stockholders, the Company has continued to incur significant expenses as the Board satisfies its fiduciary obligations with respect to such inquiries. During the three months ended September 30, 2025, such expenses incurred were $303 and related primarily to professional service fees. During the nine months ended September 30, 2025, strategic review and related expenses were $2,376, and primarily included $1,786 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.
During the three months ended September 30, 2024, strategic review expenses incurred were $1,763 and primarily included $1,045 in professional service fees and $709 in employee retention compensation, including $101 of stock-based compensation. During the nine months ended September 30, 2024, strategic review and related expenses incurred were $5,952 and primarily included $3,189 in professional service fees and $2,060 in employee retention compensation, including $279 of stock-based compensation.

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
Factors Affecting Results
•Consolidated sales were $151,532 in the third quarter of 2025 compared with $152,429 in the third quarter of 2024, a decrease of 1%. The decrease in consolidated sales performance was principally driven by lower sales at NobelClad.
•Arcadia Products reported sales of $61,661 in the third quarter of 2025, representing an increase of 7% compared with the third quarter of 2024. The increase was primarily attributable to higher sales in commercial markets.
•DynaEnergetics’ sales of $68,946 in the third quarter of 2025 represented a 1% decrease compared with the third quarter of 2024. The decline was primarily due to a decrease in pricing of DynaStage® (DS) perforating systems attributable to industry consolidation in the United States, partially offset by an increase in international sales due to project timing.
•NobelClad’s sales of $20,925 in the third quarter of 2025 decreased 16% compared with the third quarter of 2024 reflecting lower current activity levels due in part to evolving tariff policies.
•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.19 to 1.0 as of September 30, 2025, in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, was 0.65 to 1.0 as of September 30, 2025.
Outlook
Our three manufacturing businesses continue to closely monitor evolving macroeconomic conditions, including volatility in global energy markets and changes in U.S. and reciprocal tariff policies. DynaEnergetics and NobelClad are assessing the potential impacts of weak crude oil prices, which traded near multi-year lows early in the fourth quarter. The sales and profitability of our businesses could be adversely affected if they, or their customers, are unable to mitigate the effects of low energy prices and tariffs, or if these factors dampen product demand. For additional information regarding potential tariff impacts, see Part II, Item 1A. Risk Factors.
Our Arcadia Products business is working to address the impact of persistently high interest rates and generally lower construction activity. The business has rightsized its high-end residential cost structure to align with current market conditions, and continues to focus on strengthening its core commercial operations, which generate approximately 75% of the segment’s sales.
DynaEnergetics is continuing a series of initiatives designed to reduce costs and increase market share. These efforts are intended to offset an expected decline in demand for its well perforating systems during the remainder of the year due to lower oil prices and reduced well completion activity.
At NobelClad, we use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. Order backlog increased to $57,040 at the end of the third quarter of 2025 from $37,263 at the end of the second quarter of 2025. The increase reflected the receipt of a large order associated with an international chemical project. The order has helped offset lower booking activity in NobelClad’s U.S. market, which has been negatively impacted, in part, by tariff-related uncertainty.
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
•Net debt: defined as total debt less consolidated cash, cash equivalents and marketable securities per the Condensed Consolidated Balance Sheets.
•Free-cash flow: defined as cash flows from operating activities less net acquisitions of property, plant and equipment.
Management believes providing these additional financial measures is useful to investors in understanding the Company’s operating performance, excluding the effects of restructuring, asset impairment, and other nonrecurring charges, as well as its liquidity. Management typically monitors the business utilizing the above non-GAAP measures, in addition to GAAP results, to understand and compare operating results across accounting periods, and certain management incentive awards are based, in part, on these measures. The presence of non-GAAP financial measures in this report is not intended to suggest that such measures be considered in isolation or as a substitute for, or as superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness. Given that not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Consolidated Results of Operations
Three months ended September 30, 2025 compared with three months ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ change	% change
Net sales	$151,532	$152,429	$(897)	(1%)
Gross profit	32,829	30,105	2,724	9%
Gross profit percentage	21.7%	19.8%
COSTS AND EXPENSES:
General and administrative expenses	15,282	14,349	933	7%
% of net sales	10.1%	9.4%
Selling and distribution expenses	10,668	13,856	(3,188)	(23%)
% of net sales	7.0%	9.1%
Amortization of purchased intangible assets	4,764	5,278	(514)	(10%)
% of net sales	3.1%	3.5%
Goodwill impairment	—	141,725	(141,725)	(100%)
Strategic review and related expenses	303	1,763	(1,460)	(83%)
Restructuring expenses and asset impairments	1,202	2,069	(867)	(42%)
Operating income (loss)	610	(148,935)	149,545	100%
Other expense, net	(334)	(520)	186	(36%)
Interest expense, net	(1,632)	(2,113)	481	(23%)
Loss before income taxes	(1,356)	(151,568)	150,212	99%
Income tax provision	714	7,848	(7,134)	(91%)
Net loss	(2,070)	(159,416)	157,346	99%
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,011	(58,093)	59,104	102%
Net loss attributable to DMC Global Inc.	(3,081)	(101,323)	98,242	97%
Adjusted EBITDA attributable to DMC Global Inc.	$8,564	$5,671	$2,893	51%
Net sales were $151,532 for the three months ended September 30, 2025, or a decrease of 1% compared with the same period in 2024, primarily due to lower sales at NobelClad. The 16% decline at NobelClad reflects lower current activity levels due in part to evolving tariff policies. This decrease was partially offset by a 7% increase in net sales at Arcadia Products due to higher sales in commercial markets.
Gross profit percentage was 21.7% compared with 19.8% for the same period in 2024. The increase was attributable to higher absorption of fixed manufacturing overhead costs as a result of the increase in net sales at Arcadia Products and lower inventory charges at DynaEnergetics. The increase was partially offset by a less favorable project and regional mix at NobelClad which also experienced lower absorption of fixed manufacturing overhead costs given the decrease in its net sales.
General and administrative expenses increased $933 for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to the recognition of a remediation liability at a former NobelClad European cladding site as well as higher outside services costs.
Selling and distribution expenses decreased $3,188 for the three months ended September 30, 2025, compared with the same period in 2024, driven by lower bad debt expense of $3,614 and lower outside services costs of $162, as well as a reduction in selling costs of $164 at NobelClad and DynaEnergetics due to the decrease in net sales. The decrease was partially offset by an increase in compensation costs of $880 primarily at Arcadia Products.
Amortization of purchased intangible assets decreased $514 for the three months ended September 30, 2025, compared to the same period in 2024, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 for the three months ended September 30, 2024, related to the full impairment of Arcadia Products’ goodwill.
Strategic review and related expenses of $303 for the three months ended September 30, 2025, included primarily professional service fees.
For the three months ended September 30, 2024, strategic review expenses incurred were $1,763 and primarily included $1,045 in professional service fees and $709 in employee retention compensation, including $101 of stock-based compensation.
Restructuring expenses and asset impairments of $1,202 for the three months ended September 30, 2025, included $1,013 in contract termination costs associated with exiting a lease at NobelClad and $189 of employee severance associated with headcount reductions, primarily at Arcadia Products.
For the three months ended September 30, 2024, restructuring expenses and asset impairments of $2,069 related to the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products.
Operating income of $610 for the three months ended September 30, 2025, increased compared to operating loss of $148,935 in the same period in 2024, due primarily to the goodwill impairment charge recorded in 2024, higher gross profit, and a reduction in selling and distribution expenses driven by lower bad debt expense.
Other expense, net of $334 for the three months ended September 30, 2025, primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Income tax provision of $714 was recorded on loss before income taxes of $1,356 for the three months ended September 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. We recorded an income tax provision of $7,848 on loss before income taxes of $151,568 for the three months ended September 30, 2024. The prior year rate was impacted unfavorably by the geographic mix of pretax income, state taxes and certain compensation expenses that are not tax deductible in the U.S. Additionally, the effective rate was impacted unfavorably by the establishment of a valuation allowance against U.S. deferred tax assets, $3,900 of which was recorded as a discrete item in the third quarter of 2024. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.
Net loss attributable to DMC Global Inc. for the three months ended September 30, 2025, was $3,081, compared with net loss attributable to DMC Global Inc. of $101,323 for the same period in 2024, primarily due to the factors discussed above.

Adjusted EBITDA increased for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2025	2024
Net loss	$(2,070)	$(159,416)
Interest expense, net	1,632	2,113
Income tax provision	714	7,848
Depreciation	3,733	3,444
Amortization of purchased intangible assets	4,764	5,278
EBITDA	8,773	(140,733)
Stock-based compensation	1,360	1,671
Strategic review and related expenses	303	1,763
Restructuring expenses and asset impairments	1,202	2,069
Goodwill impairment	—	141,725
Other expense, net	334	520
Adjusted EBITDA	11,972	7,015
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,408)	(1,344)
Adjusted EBITDA attributable to DMC Global Inc.	$8,564	$5,671

Adjusted Net Loss and Adjusted Diluted Earnings Per Share improved for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Loss and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2025
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(3,081)	$(0.16)
Strategic review and related expenses, net of tax	303	0.02
Restructuring expenses and asset impairments, net of tax	1,149	0.06
As adjusted	$(1,629)	$(0.08)
(1)        Calculated using diluted weighted-average shares outstanding of 19,930,699.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Three months ended September 30, 2024
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(101,323)	$(5.14)
Goodwill impairment, net of tax	85,035	4.31
Strategic review and related expenses, net of tax	1,322	0.07
Restructuring expenses and asset impairments, net of tax	1,451	0.07
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$(9,615)	$(0.49)
(1)        Calculated using diluted weighted-average shares outstanding of 19,706,587.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	Nine months ended September 30,
	2025	2024	$ change	% change
Net sales	$466,309	$490,477	$(24,168)	(5%)
Gross profit	110,759	118,870	(8,111)	(7%)
Gross profit percentage	23.8%	24.2%
COSTS AND EXPENSES:
General and administrative expenses	47,861	45,952	1,909	4%
% of net sales	10.3%	9.4%
Selling and distribution expenses	32,536	37,578	(5,042)	(13%)
% of net sales	7.0%	7.7%
Amortization of purchased intangible assets	14,290	15,877	(1,587)	(10%)
% of net sales	3.1%	3.2%
Goodwill impairment	—	141,725	(141,725)	(100%)
Strategic review and related expenses	2,376	5,952	(3,576)	(60%)
Restructuring expenses and asset impairments	2,676	2,348	328	14%
Operating income (loss)	11,020	(130,562)	141,582	108%
Other expense, net	(898)	(1,213)	315	(26%)
Interest expense, net	(5,142)	(6,746)	1,604	(24%)
Income (loss) before income taxes	4,980	(138,521)	143,501	104%
Income tax provision	4,866	12,283	(7,417)	(60%)
Net income (loss)	114	(150,804)	150,918	100%
Net income (loss) attributable to redeemable noncontrolling interest	2,402	(56,056)	58,458	104%
Net loss attributable to DMC Global Inc.	(2,288)	(94,748)	92,460	98%
Adjusted EBITDA attributable to DMC Global Inc.	$36,493	$41,774	$(5,281)	(13%)
Net sales were $466,309 for the nine months ended September 30, 2025, a decrease of 5% compared with the same period in 2024, primarily due to lower sales at DynaEnergetics. The 10% decline at DynaEnergetics was due to lower pricing as a result of industry consolidation in the United States, a decrease in volume of DS perforating systems attributable to lower well completions in North America, and a decline in international sales due primarily to project timing.
Gross profit percentage was 23.8% compared with 24.2% in 2024. The decrease compared to the prior year was primarily attributable to less favorable project and regional mix at NobelClad, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at both NobelClad and DynaEnergetics.
General and administrative expenses increased $1,909 for the nine months ended September 30, 2025, compared with the same period in 2024, primarily attributable to higher professional services costs of $910, higher compensation costs of $843, the recognition of a remediation liability at a former NobelClad European cladding site of $696, and executive transition costs of $520. These increases were partially offset by lower expenses related to the Waterkeeper matter of $585 and a reduction in business related travel of $550.
Selling and distribution expenses decreased $5,042 for the nine months ended September 30, 2025, compared with the same period in 2024, driven by lower bad debt expense of $3,954, selling costs of $628 at DynaEnergetics due to decreased net sales, marketing consulting costs of $611, and business related travel of $167. These reductions were partially offset by higher compensation costs of $320 primarily at Arcadia Products.
Amortization of purchased intangible assets decreased $1,587 for the nine months ended September 30, 2025, compared to the same period in 2024, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 for the nine months ended September 30, 2024, related to the full impairment of Arcadia Products’ goodwill.
Strategic review and related expenses of $2,376 for the nine months ended September 30, 2025, related primarily to $1,786 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.
For the nine months ended September 30, 2024, strategic review and related expenses were $5,952 and primarily included $3,189 in professional service fees and $2,060 in employee retention compensation, including $279 of stock-based compensation.
Restructuring expenses and asset impairments of $2,676 for the nine months ended September 30, 2025, included contract termination costs associated with exiting leases of $1,013 and $605 at NobelClad and DynaEnergetics, respectively, and employee severance of $1,058 related to headcount reductions across all three business segments.
For the nine months ended September 30, 2024, restructuring expenses and asset impairments of $2,348 related to the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products.
Operating income of $11,020 for the nine months ended September 30, 2025, increased compared to operating loss of $130,562 in the same period in 2024, due primarily to the goodwill impairment charge recorded in 2024 and a reduction in selling and distribution expenses driven by lower bad debt expense.
Other expense, net of $898 for the nine months ended September 30, 2025, primarily related to net unrealized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Income tax provision of $4,866 was recorded on income before income taxes of $4,980 for the nine months ended September 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. We recorded an income tax provision of $12,283 on loss before income taxes of $138,521 for the nine months ended September 30, 2024. The prior year rate was impacted unfavorably by the geographic mix of pretax income, state taxes and certain compensation expenses that are not tax deductible in the U.S. Additionally, the effective rate was impacted unfavorably by the establishment of a valuation allowance against U.S. deferred tax assets, $3,900 of which was recorded as a discrete item in the third quarter of 2024. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate.
Net loss attributable to DMC Global Inc. for the nine months ended September 30, 2025, was $2,288, compared with net loss attributable to DMC Global Inc. of $94,748 for the same period in 2024, primarily due to the factors discussed above.

Adjusted EBITDA decreased for the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2025	2024
Net income (loss)	$114	$(150,804)
Interest expense, net	5,142	6,746
Income tax provision	4,866	12,283
Depreciation	11,100	10,294
Amortization of purchased intangible assets	14,290	15,877
EBITDA	35,512	(105,604)
Stock-based compensation	4,340	4,824
Strategic review and related expenses	2,376	5,952
Restructuring expenses and asset impairments	2,676	2,348
Executive transition costs	520	—
Goodwill impairment	—	141,725
Other expense, net	898	1,213
Adjusted EBITDA	46,322	50,458
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,829)	(8,684)
Adjusted EBITDA attributable to DMC Global Inc.	$36,493	$41,774
Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share increased for the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2025
	Amount	Per Share (1)
Net (loss) income attributable to DMC Global Inc. (2)	$(2,288)	$(0.12)
Strategic review and related expenses, net of tax	2,376	0.12
Restructuring expenses and asset impairments, net of tax	2,406	0.12
Executive transition costs, net of tax	520	0.03
As adjusted	$3,014	$0.15
(1)        Calculated using diluted weighted-average shares outstanding of 19,883,652.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Nine months ended September 30, 2024
	Amount	Per Share (1)
Net (loss) income attributable to DMC Global Inc. (2)	$(94,748)	$(4.82)
Goodwill impairment, net of tax	85,035	4.33
Strategic review and related expenses, net of tax	4,464	0.22
Restructuring expenses and asset impairments, net of tax	1,576	0.08
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$227	$0.01
(1)        Calculated using diluted weighted-average shares outstanding of 19,648,253.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Business Segment Financial Information
We primarily evaluate performance and allocate resources based on segment revenues, operating income (loss) and Adjusted EBITDA as well as projected future performance. Segment operating income (loss) is defined as revenues less expenses identifiable to the segment. DMC consolidated operating income (loss) and Adjusted EBITDA include unallocated corporate expenses and unallocated stock-based compensation expense. Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder. Segment operating income (loss) will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, unallocated stock-based compensation, other expense, net, and interest expense, net.
Arcadia Products
Three months ended September 30, 2025 compared with three months ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ change	% change
Net sales	$61,661	$57,818	$3,843	7%
Gross profit	17,717	13,562	4,155	31%
Gross profit percentage	28.7%	23.5%
COSTS AND EXPENSES:
General and administrative expenses	5,998	7,223	(1,225)	(17%)
Selling and distribution expenses	4,238	4,210	28	1%
Amortization of purchased intangible assets	4,764	5,278	(514)	(10%)
Goodwill impairment	—	141,725	(141,725)	(100%)
Restructuring expenses and asset impairments	132	248	(116)	(47%)
Operating income (loss)	2,585	(145,122)	147,707	102%
Adjusted EBITDA	8,519	3,358	5,161	154%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,408)	(1,344)	2,064	154%
Adjusted EBITDA attributable to DMC Global Inc.	$5,111	$2,014	$3,097	154%
Net sales increased $3,843 for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to higher customer pricing in response to increases in raw material input costs.
Gross profit percentage increased to 28.7% for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to higher absorption of fixed manufacturing overhead costs as a result of the increase in net sales described above.
General and administrative expenses decreased $1,225 for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to lower compensation costs of $995 as a result of a reduction in headcount and reduced outside services costs of $184.
Amortization of purchased intangible assets decreased $514 for the three months ended September 30, 2025, compared with the same period in 2024, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Goodwill impairment of $141,725 for the three months ended September 30, 2024, related to the full impairment of Arcadia Products’ goodwill.
Restructuring expenses and asset impairments of $132 and $248 for the three months ended September 30, 2025, and 2024, respectively, relate to employee severance associated with headcount reductions.

Operating income of $2,585 for the three months ended September 30, 2025, increased compared to operating loss of $145,122 in the same period in 2024, due primarily to the goodwill impairment charge recorded in 2024 and higher gross profit.
Adjusted EBITDA increased for the three months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2025	2024
Operating income (loss)	$2,585	$(145,122)
Adjustments:
Depreciation	1,020	914
Amortization of purchased intangible assets	4,764	5,278
Stock-based compensation	18	315
Restructuring expenses and asset impairments	132	248
Goodwill impairment	—	141,725
Adjusted EBITDA	8,519	3,358
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,408)	(1,344)
Adjusted EBITDA attributable to DMC Global Inc.	$5,111	$2,014
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	Nine months ended September 30,
	2025	2024	$ change	% change
Net sales	$189,221	$189,491	$(270)	—%
Gross profit	54,328	53,532	796	1%
Gross profit percentage	28.7%	28.3%
COSTS AND EXPENSES:
General and administrative expenses	19,947	22,644	(2,697)	(12%)
Selling and distribution expenses	13,345	12,794	551	4%
Amortization of purchased intangible assets	14,290	15,833	(1,543)	(10%)
Goodwill impairment	—	141,725	(141,725)	(100%)
Restructuring expenses and asset impairments	649	527	122	23%
Operating income (loss)	6,097	(139,991)	146,088	104%
Adjusted EBITDA	24,571	21,709	2,862	13%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,829)	(8,684)	1,145	13%
Adjusted EBITDA attributable to DMC Global Inc.	$14,742	$13,025	$1,717	13%
General and administrative expenses decreased $2,697 for the nine months ended September 30, 2025, compared with the same period in 2024, primarily as a result of lower compensation costs of $1,523 related to a reduction in headcount, lower expenses related to the Waterkeeper matter of $585, decreased business related travel of $398, and reduced outside services costs of $231.
Selling and distribution expenses increased $551 for the nine months ended September 30, 2025, compared with the same period in 2024, due to higher incentive compensation costs.
Amortization of purchased intangible assets decreased $1,543 for the nine months ended September 30, 2025, compared with the same period in 2024, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Goodwill impairment of $141,725 for the nine months ended September 30, 2024, related to the full impairment of Arcadia Products’ goodwill.

Restructuring expenses and asset impairments of $649 and $527 for the nine months ended September 30, 2025, and 2024, respectively, related to employee severance associated with headcount reductions.
Operating income of $6,097 for the nine months ended September 30, 2025, increased compared to operating loss of $139,991 in the same period in 2024, due primarily to the goodwill impairment charge recorded in 2024 and lower general and administrative expenses.
Adjusted EBITDA increased for the nine months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2025	2024
Operating income (loss)	$6,097	$(139,991)
Adjustments:
Depreciation	3,042	2,677
Amortization of purchased intangible assets	14,290	15,833
Stock-based compensation	493	938
Restructuring expenses and asset impairments	649	527
Goodwill impairment	—	141,725
Adjusted EBITDA	24,571	21,709
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,829)	(8,684)
Adjusted EBITDA attributable to DMC Global Inc.	$14,742	$13,025
DynaEnergetics
Three months ended September 30, 2025 compared with three months ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ change	% change
Net sales	$68,946	$69,679	$(733)	(1%)
Gross profit	9,976	8,347	1,629	20%
Gross profit percentage	14.5%	12.0%
COSTS AND EXPENSES:
General and administrative expenses	2,416	2,299	117	5%
Selling and distribution expenses	4,514	7,276	(2,762)	(38%)
Restructuring expenses and asset impairments	57	1,821	(1,764)	(97%)
Operating income (loss)	2,989	(3,049)	6,038	198%
Adjusted EBITDA	$4,867	$414	$4,453	1,076%
Net sales decreased $733 for the three months ended September 30, 2025, compared with the same period in 2024, due to a decrease in pricing of DS perforating systems attributable to industry consolidation in the United States, partially offset by an increase in international sales due to project timing.
Gross profit percentage increased to 14.5% for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to lower inventory charges of $1,000.
Selling and distribution expenses were lower by $2,762 for the three months ended September 30, 2025, compared with the same period in 2024, primarily due to a reduction in bad debt expense of $3,045 and marketing consulting costs of $51, partially offset by an increase in compensation costs of $392.
Restructuring expenses and asset impairments of $57 for the three months ended September 30, 2025, related to employee severance associated with headcount reductions.

Restructuring expenses and asset impairments of $1,821 for the three months ended September 30, 2024, related to an asset impairment charge of $1,044 associated with the abandonment of a planned manufacturing expansion and employee severance of $777 associated with headcount reductions.
Operating income of $2,989 for the three months ended September 30, 2025, increased compared to operating loss of $3,049 in the same period in 2024, due primarily to higher gross profit and a reduction in selling and distribution expenses driven by lower bad debt expense.
Adjusted EBITDA increased for the three months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2025	2024
Operating income (loss)	$2,989	$(3,049)
Adjustments:
Depreciation	1,821	1,642
Restructuring expenses and asset impairments	57	1,821
Adjusted EBITDA	$4,867	$414
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	Nine months ended September 30,
	2025	2024	$ change	% change
Net sales	$201,359	$224,011	$(22,652)	(10%)
Gross profit	36,746	40,451	(3,705)	(9%)
Gross profit percentage	18.2%	18.1%
COSTS AND EXPENSES:
General and administrative expenses	8,191	8,201	(10)	—%
Selling and distribution expenses	12,764	17,540	(4,776)	(27%)
Amortization of purchased intangible assets	—	44	(44)	(100%)
Restructuring expenses and asset impairments	803	1,821	(1,018)	(56%)
Operating income	14,988	12,845	2,143	17%
Adjusted EBITDA	$21,225	$19,705	$1,520	8%
Net sales decreased $22,652 for the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to pricing decreases as a result of industry consolidation in the United States, a decrease in volume of DS perforating systems attributable to lower well completions in North America, and a reduction in international sales due to project timing.
Selling and distribution expenses were lower by $4,776 for the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to a reduction in bad debt expense of $3,651, decreased selling costs of $628 due to lower sales volumes, and reduced marketing consulting costs of $389.
Restructuring expenses and asset impairments of $803 for the nine months ended September 30, 2025, include contract termination costs associated with exiting a lease totaling $605 and employee severance of $198 related to headcount reductions.
Restructuring expenses and asset impairments for the nine months ended September 30, 2024, related to an asset impairment charge of $1,044 associated with the abandonment of a planned manufacturing expansion and employee severance of $777 related to headcount reductions.
Operating income of $14,988 for the nine months ended September 30, 2025, increased compared with operating income of $12,845 in the same period in 2024, due to a reduction in selling and distribution expenses driven by lower bad debt expense as well as a decrease in restructuring expenses and asset impairment charges incurred.

Adjusted EBITDA increased for the nine months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2025	2024
Operating income	$14,988	$12,845
Adjustments:
Depreciation	5,434	4,995
Amortization of purchased intangible assets	—	44
Restructuring expenses and asset impairments	803	1,821
Adjusted EBITDA	$21,225	$19,705
NobelClad
Three months ended September 30, 2025 compared with three months ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ change	% change
Net sales	$20,925	$24,932	$(4,007)	(16%)
Gross profit	5,208	8,269	(3,061)	(37%)
Gross profit percentage	24.9%	33.2%
COSTS AND EXPENSES:
General and administrative expenses	2,076	1,110	966	87%
Selling and distribution expenses	1,870	2,190	(320)	(15%)
Restructuring expenses and asset impairments	1,013	—	1,013	100%
Operating income	249	4,969	(4,720)	(95%)
Adjusted EBITDA	$2,075	$5,776	$(3,701)	(64%)
Net sales decreased $4,007 for the three months ended September 30, 2025, compared with the same period in 2024, reflecting lower current activity levels due in part to evolving tariff policies.
Gross profit percentage decreased to 24.9% for the three months ended September 30, 2025, due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above as well as a less favorable project and regional mix.
General and administrative expenses were higher by $966 for the three months ended September 30, 2025, compared to the same period in 2024, due primarily to the recognition of a remediation liability at a former European cladding site.
Selling and distribution expenses were lower by $320 for the three months ended September 30, 2025, compared with the same period in 2024, due primarily to decreases in compensation costs of $213 and outside services costs of $77.
Restructuring expenses and asset impairments of $1,013 for the three months ended September 30, 2025, related to contract termination costs associated with exiting a lease.
Operating income of $249 for the three months ended September 30, 2025, decreased compared with operating income of $4,969 in the same period in 2024, due primarily to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2025	2024
Operating income	$249	$4,969
Adjustments:
Depreciation	813	807
Restructuring expenses	1,013	—
Adjusted EBITDA	$2,075	$5,776
Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

	Nine months ended September 30,
	2025	2024	$ change	% change
Net sales	$75,729	$76,975	$(1,246)	(2%)
Gross profit	19,898	25,135	(5,237)	(21%)
Gross profit percentage	26.3%	32.7%
COSTS AND EXPENSES:
General and administrative expenses	4,119	3,207	912	28%
Selling and distribution expenses	6,277	6,927	(650)	(9%)
Restructuring expenses and asset impairments	1,224	—	1,224	100%
Operating income	8,278	15,001	(6,723)	(45%)
Adjusted EBITDA	$11,890	$17,378	$(5,488)	(32%)
Net sales decreased $1,246 for the nine months ended September 30, 2025, compared with the same period in 2024, reflecting lower current activity levels due in part to evolving tariff policies.
Gross profit percentage decreased to 26.3% for the nine months ended September 30, 2025, due to a less favorable project and regional mix as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
General and administrative expenses increased $912 for the nine months ended September 30, 2025, compared with the same period in 2024, due primarily to the recognition of a remediation liability at a former European cladding site.
Selling and distribution expenses were lower by $650 for the nine months ended September 30, 2025, compared with the same period in 2024, due to decreases in incentive compensation costs of $306, business related travel of $137, outside services costs of $130, and depreciation of $41.
Restructuring expenses and asset impairments of $1,224 for the nine months ended September 30, 2025, included contract termination costs associated with exiting a lease totaling $1,013 and employee severance of $211 related to headcount reductions.
Operating income of $8,278 for the nine months ended September 30, 2025, decreased compared with operating income of $15,001 in the same period in 2024, due primarily to lower gross profit.

Adjusted EBITDA decreased for the nine months ended September 30, 2025, compared with the same period in 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2025	2024
Operating income	$8,278	$15,001
Adjustments:
Depreciation	2,388	2,377
Restructuring expenses and asset impairments	1,224	—
Adjusted EBITDA	$11,890	$17,378
Liquidity and Capital Resources
We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $30,122 at September 30, 2025, compared with $56,529 at December 31, 2024. The decrease was due primarily to improved cash flow from operations, resulting in net credit facility repayments of $14,521.
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
Debt facilities
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026 (the “Delayed Draw Term Loan Facility”). The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024, through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026, through March 31, 2028, and increases to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $200,000 revolving loan limit and $50,000 term loan can be in the form of SOFR loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans currently bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans currently bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).
The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of September 30, 2025, calculated in accordance with the Second Amendment, was 1.19 to 1.0.
The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2025, was 4.15 to 1.0.
On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”) which provides for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to accommodate the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter. Additionally, proceeds under the Delayed Draw Term Loan Facility may be held (to the extent drawn on such facility prior to expiration) in a restricted account after the expiration of such facility for purposes of paying the purchase price of the Put Option or the Call Option in the future.
We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of September 30, 2025.
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
As of September 30, 2025, the value of the redeemable noncontrolling interest under the Operating Agreement was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder and is subject to potential working capital adjustments. Refer to Note 2 in Part I, Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding. We are currently evaluating options for financing the purchase of the noncontrolling interest, which may include cash generated from operations, borrowings under the credit facility, and/or proceeds from debt or equity issuances. Debt financing could materially impact the Company’s leverage while equity financing could materially dilute existing stockholders.
Other contractual obligations and commitments
Our debt balance, net of deferred debt issuance costs, decreased to $56,534 at September 30, 2025, from $70,818 at December 31, 2024, for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2024.

Cash flows from operating activities
Net cash provided by operating activities of $38,340 for the nine months ended September 30, 2025, increased compared to $34,785 in the same period last year, driven primarily by lower working capital balances, which included lower inventory balances at Arcadia Products and NobelClad.
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2025, of $3,047 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $7,214, partially offset by the settlement of a note receivable of $4,167.
Net cash provided by investing activities for the nine months ended September 30, 2024, of $1,525 was attributable to proceeds from sales and maturities of marketable securities of $12,619, partially offset by the acquisition, net of proceeds received, of property, plant and equipment of $11,094.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2025, of $22,149 included net credit facility repayments $14,521, distributions to the redeemable noncontrolling interest holder of $6,400, payment of debt issuance costs of $650, and treasury stock purchases of $578.
Net cash used in financing activities for the nine months ended September 30, 2024, of $53,424 primarily included net credit facility repayments of $41,500, distributions to the redeemable noncontrolling interest holder of $8,321, payment of debt issuance costs of $2,735, and treasury stock purchases of $1,000.
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
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the third quarter of 2025, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2025	—	$—
August 1 to August 31, 2025	—	$—
September 1 to September 30, 2025	3,853	$7.70
Total	3,853	$7.70
(1)    Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Omnibus Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2)    As of September 30, 2025, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,502,216) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (3,139) into other investment options available to participants in the Plan.
Item 5. Other Information
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Termination of License Agreement dated September 16, 2025 by and between Coolspring Stone Supply Company, Inc. and the Company.
10.2*	Termination of Risk Allocation, Consulting and Services Agreement dated September 16, 2025 by and between Snoddy Management Inc. and the Company.
31.1**	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Schema Document
101.CAL**	Inline XBRL Calculation Linkbase Document
101.LAB**	Inline XBRL Label Linkbase Document
101.PRE**	Inline XBRL Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
__________________

*	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
**	Filed with this report.
***	Furnished with this report.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	November 4, 2025	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 4, 2025	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)