Form 10-K
period 2025-12-31
DMC Global Inc.
filed 2026-02-23
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒
The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $155,821,973 as of June 30, 2025.
The number of shares of Common Stock outstanding was 20,485,914 as of February 17, 2026.
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2025.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K” or “this report”) and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Statements addressing events or developments that we expect or anticipate will occur in the future, including statements relating to our future operating performance, any of our businesses’ future financial and operational growth or technical and product expansions, the potential acquisition of the 40% minority interest in Arcadia Products, LLC (“Arcadia Products”), our backlog and anticipated future sales and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the federal securities laws.
Forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include those relating to:
•Changes in global economic conditions, including tariffs or reciprocal tariffs;
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
The effects of these factors are difficult to predict. New factors emerge from time to time, and we cannot assess the potential impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this annual report, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events. In addition, readers of this report should refer to Part I, Item 1A. Risk Factors for a discussion of these and other factors that could materially affect our results of operations and financial condition.
ITEM 1.                                               Business
References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC”, “DMC Global” and the “Company” refer to DMC Global Inc. and its consolidated subsidiaries. Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).
Overview
DMC Global Inc. (“DMC”, “we”, “us”, “our”, or the “Company”) operates three manufacturing businesses: Arcadia Products, DynaEnergetics and NobelClad, which provide differentiated products and engineered solutions primarily for the construction, energy, and industrial processing markets. Arcadia Products designs, engineers, fabricates and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions for the commercial construction market. Arcadia Products also supplies customized windows and doors to the high-end residential construction market. DynaEnergetics is a vertically integrated, global manufacturer of advanced perforating systems used in oil and gas well completion and well plug-and-abandonment operations. DynaEnergetics designs, engineers, manufactures, and qualifies its perforating components and systems in-house. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion-resistant industrial processing equipment. NobelClad also produces specialized transition joints for a broad range of applications, including aluminum smelting, ship construction, and liquified natural gas (“LNG”) processing equipment.
Arcadia Products uses a network of manufacturing, fabrication and distribution centers throughout the United States to sell its products, while DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. Refer to Note 11 “Business Segments” within Part II, Item 8 — Financial Statements and Supplementary Data for net sales and operating income (loss) for each of our segments.
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
Business Segments
Arcadia Products
Arcadia Products provides architectural building products to the U.S. construction industry through three branded product offerings: Arcadia, which serves the commercial exteriors market; Wilson Partitions, which serves the commercial interiors market; and Arcadia Custom, which is used in the high-end residential market.
Arcadia
The Arcadia product offering consists of designed, engineered, fabricated and finished aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and other architectural components for use in the commercial exteriors market. These products allow architects to create distinctive looks for buildings such as office towers, airports, hotels, education and athletic facilities, health care facilities, government buildings, retail centers, mixed use and multi-family residential buildings, and industrial and manufacturing centers. The products also help address functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.
Arcadia’s offerings are sold through an integrated “hub and satellite” network. Light manufacturing, anodizing and painting of aluminum components are performed in Vernon, California, and the component products are shipped to a network of service centers located in markets throughout the western and southwestern United States. Arcadia Products also sources some anodized material directly from third-party extruders. Products are designed to address regional needs and preferences, and each satellite seeks to offer superior product availability, short lead times, product customization, and design and engineering support. Arcadia has attracted a loyal base of regional glazing contractors, subcontractors, commercial architects and designers. In 2025, the Arcadia line accounted for approximately 77% of the net sales of Arcadia Products.
Wilson Partitions
The Wilson Partitions product line is used in the commercial interior framing and partitions markets across the United States, and consists of framing systems, aluminum doors, sliding systems and glazing systems. This line is manufactured in centralized production facilities in California, and is supported by facilities in Connecticut and Texas. The products address both new construction and repairs and remodels; and product capabilities include noise control, fire rating, built-to-order custom finishes, and other functional and aesthetic features. In 2025, the Wilson Partitions line accounted for approximately 13% of the net sales of Arcadia Products.
Arcadia Custom
The Arcadia Custom product line is used by the high-end residential construction market throughout the United States, and is manufactured at production facilities in California, Arizona and Connecticut. It consists of a broad range of custom, fully fabricated aluminum, steel and wood windows and doors for the luxury home market. The Arcadia Custom product team works closely with architects, owners, contractors and installers to provide support throughout the planning, design and installation phases of a residential construction process. In 2025, the Arcadia Custom line accounted for approximately 10% of the net sales of Arcadia Products.
Environmental Sustainability
Arcadia Products’ operations have an ongoing focus on environmental sustainability, including hazardous waste recycling and initiatives aimed at reducing waste. All of Arcadia’s commercial building products and many of our residential product offerings are made from aluminum, including recycled aluminum content.
Many of our architectural products help architects, developers, and building owners achieve their energy-efficiency and sustainability goals by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. Arcadia Products offers high-performance products that comply with the Leadership in Energy and Environmental Design (“LEED”) Green Building Rating System. In addition, Arcadia Products offers renovation solutions to help modernize aging buildings, providing significantly improved energy performance.
Operations
Arcadia Products is headquartered in Vernon, California, and operates four manufacturing facilities and 10 fabrication and distribution facilities. Anodized and painted aluminum components for Arcadia Products’ applicable offerings are manufactured in Vernon, with additional painting and manufacturing capacity in its Tucson, Arizona facility.
During the years ended December 31, 2025, 2024, and 2023, Arcadia Products represented approximately 40%, 39%, and 42% of DMC’s consolidated net sales, respectively.
Product Warranties
Arcadia Products offers product warranties that are believed to be competitive for the markets in which its products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served.

Suppliers and Raw Materials
Materials used in the Arcadia and Wilson Partitions commercial product lines include both finished and unfinished aluminum extrusions, paint and hardware. Materials used in the Arcadia Custom residential product line include aluminum, steel, wood, paint, fabricated glass and hardware. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time and are primarily sourced in North America. Generally, we have been able to address raw material price increases in our product pricing to customers. Recently, however, persistently high interest rates, generally lower construction activity in core regional markets, and higher raw material and labor costs have created a competitive bidding environment which has impacted Arcadia Products’ ability to fully pass through higher input costs.
Aluminum is our most important raw material, and we currently have the ability to source from several major suppliers. Other raw materials are readily available from a variety of domestic sources. Arcadia Products generally has good relationships with its suppliers and strives to proactively manage raw material availability and pricing.
Competition
Arcadia and Wilson Partitions
The North American exterior and interior commercial construction markets are highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, regional satellites, local availability, lead-time, on-time delivery, project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with our customers and strive to provide value throughout the value chain. There is a great deal of competition in the North American commercial window, storefront and partition manufacturing industry, and the Arcadia and Wilson Partition product lines compete against several national, regional and local manufacturers, as well as regional paint and anodizing finishing companies.
We believe the Arcadia and Wilson Partitions product lines benefit from low-cost manufacturing platforms, effective supply chain management, broad model offerings, product quality and availability, short lead times and highly diversified and long-tenured customer bases. These benefits create significant competitive advantages relative to many other exterior and interior building products manufacturers.
Arcadia Custom
The Arcadia Custom line faces competition nationally from several large, well-known manufacturers and from many smaller, regional competitors. Competitive factors include product quality and design, aesthetics, dealer relationships and relationships with architects and luxury home builders.
Marketing, Sales, Distribution
The Arcadia line relies on a reputation for strong customer service, quality products and competitive lead times to maintain and attract customers. It benefits from strong relationships with local glaziers, installers and subcontractors.
Wilson Partitions products are sold through a national in-house sales force and external sales representatives.
The sales strategy for the Arcadia Custom line is focused on direct selling through a national internal sales team and a dealer network that markets our products to architects and luxury home builders. The sales team focuses on attracting and retaining dealers by striving to consistently provide exceptional customer service, leading product designs and quality, technical expertise and competitive pricing.
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
At any time on or after September 6, 2026, Munera has the right (but not the obligation) to require the Company to purchase (the “Put Option”) its interests in Arcadia Products for a price based on the higher of (a) a value based on the acquisition purchase price and (b) a multiple of Arcadia Products’ average EBITDA for the preceding two fiscal years and its projected EBITDA for the then-current fiscal year (the “Option Purchase Price”), and at any time on or after December 23, 2024, the Company has the right (but not the obligation) to purchase all of Munera’s interests for a price calculated the same as above (the “Call Option”). If the Put Option is exercised, the Option Purchase Price may be paid, at DMC’s option, (i) in cash or (ii) 20% in cash and 80% in shares of a newly designated series of preferred stock of the Company (the “Put Preferred”) that would be authorized at that time. If the Company exercises the Call Option, the Option Purchase Price would be paid in cash. In addition, if the Company or all of its assets are acquired, the Call Option will be deemed to be exercised in connection with such a transaction. Refer to Note 2 “Significant Accounting Policies” within Part II, Item 8 — Financial Statements and Supplementary Data for additional discussion.
DynaEnergetics
DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. After the well drilling process, steel casing is inserted into the well and cemented in place to isolate and support the integrity of the wellbore. A perforating system, which contains a series of specialized explosive shaped charges, is used to punch holes through the casing and cement liner of the well and into the geologic formation surrounding the well bore. The channels created by the shaped charges allow hydrocarbons to flow back into the wellbore. When hydraulic fracturing is employed, the perforations and channels also provide a starting point and a path for the fracturing fluid to enter and return from the formation.
In unconventional wells, multiple perforating systems, which generally range from seven inches to three feet in length, are connected end-to-end into a perforating “string.” The string, which typically consists of 10 to 12 perforating systems, is lowered into the well and then pumped with fluid across the horizontal lateral to the target location within the shale formation. When the perforating systems are individually initiated via an electronic or digital signal from the surface, the shaped charges detonate. DynaEnergetics designs, manufactures and sells all five primary perforating-system components: the initiation system, shaped charges, detonating cord, gun hardware, and a control panel.
In North America’s well-completion industry, perforating components traditionally have been assembled by highly trained personnel at the well site or nearby assembly facility. In 2015, DynaEnergetics began assembling its perforating systems in a controlled environment at its manufacturing facilities in Blum, Texas. The systems, marketed as DynaStage® (“DS”) Factory-Assembled, Performance-Assured™ perforating systems, are shipped directly to the customers’ remote shop or well site. Since 2015, DynaEnergetics has added several new DS products to accommodate evolving industry conditions and needs.
Operations
The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the years ended December 31, 2025, 2024, and 2023, the DynaEnergetics segment represented approximately 44%, 45%, and 44% of DMC’s consolidated net sales, respectively.
DynaEnergetics operates manufacturing facilities in Germany and the United States. In Troisdorf, Germany, DynaEnergetics has six integrated detonator manufacturing lines, two shaped charge lines and a detonating cord manufacturing line. In Liebenscheid, Germany, DynaEnergetics operates a manufacturing facility for perforating guns and associated hardware. In the United States, DynaEnergetics has three shaped charge manufacturing lines in Blum, Texas, where product assembly and metal fabricating also occur. We have a second metal fabricating facility in Whitney, Texas. These locations provide global capacity for shaped charge and perforating system production and enhance delivery and customer service capabilities in key markets.
Products
IS2 / IS3: DynaEnergetics has focused on the advancement of safe and selective perforating products for use in North America’s shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ and IS3™ Intrinsically Safe Initiating Systems, which include the IS2™ Customer Assembled (“CA”) detonator and the wire-free, plug-in, IS3 Top Fire (“TF”) detonator. The IS3 TF detonator is the key enabling technology in DynaEnergetics’ family of DS Factory-Assembled, Performance-Assured perforating systems. The IS3 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers. In response to the exacting needs of customers, we expanded and enhanced the IS3 product line, including adding an IS3 igniter specifically designed for our DS Liberator 2.0 and the DS MicroSet™ 2.0.
DS Systems: The DS Infinity™ 2.0 Factory-Assembled, Performance-Assured perforating systems combine all of DynaEnergetics’ advanced technologies into a preassembled perforating gun that is armed at the well site with the Plug-and-Go™ IS3 TF detonator. The IS3 TF detonator is wire-free and eliminates the customary process of wiring the detonator into the perforating system at the well site. All DS systems are operated using in-house designed and manufactured Infinity™ Control Panels. The Infinity Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pump-down operation. The system also incorporates a shot detection function resulting in significant time and cost savings. Design advancements to the IS2 / IS3 lines of initiation products enable customers to safely and reliably set a plug and fire up to 100 perforating systems in a single run. All DS systems can be tested before going down hole using the Infinity Surface Tester, reducing the risk of lost time, mishaps, misruns and misfires due to a system fault. DynaEnergetics is currently upgrading all of its perforating systems to utilize the next generation IS3 detonator, which will enhance the user experience.
DynaEnergetics has successfully expanded the family of DS perforating systems with various models: DS Gravity 2.0, a self-orienting system that features several shaped charges in a single lateral plane; DS NLine™ 2.0, a system that can be oriented at the surface before deployment; DS LoneStar™ 2.0, a single-shot system that delivers large, ultra-consistent entry holes with enhanced formation contact; and DS Echo™, a system designed for re-frac applications. These introductions continue DynaEnergetics’ work over many years to further improve performance and reliability, and expand its product offerings.
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
TCP Systems: DynaEnergetics Tubing Conveyed Perforating (“TCP”) systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the offshore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. The TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. DynaEnergetics’ tools are designed to withstand down-hole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.
Setting and Ballistic Release Tools: DynaEnergetics also sells products that perform critical down-hole functions associated with the perforating process. DS MicroSet™ is a compact, disposable setting tool used to install the fracking plugs that isolate stages in a multi-stage, unconventional oil or gas well. In 2023, we launched DS Liberator™ 2.0, which is a newly designed ballistic release tool that enables wireline service companies to disengage from a perforating string that has become stuck in the well bore.
Plug and Abandonment: The DynaSlot™ perforating system is designed for plug and abandonment (“P&A”) operations. During well abandonment, the wellbore is encased and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated from each other and the wellbore. The DynaSlot perforating system facilitates this process by creating access to a full 360-degree area between the rock formations and the tubing and/or casing. Customers use the unique helical perforation pattern created by DynaSlot to perform cement squeeze operations that seal off the wellbore. DynaEnergetics maintains its DPU and XPU shaped charge lines, which are designed for P&A and well remediation applications and enable perforating through two or more layers of casing and into the formation. DynaEnergetics also has successfully developed an encapsulated DynaSlot charge specifically designed for cutting down hole control lines. Most recently, DynaEnergetics developed its next generation DynaSlot shaped charges, designed specifically for severing and cutting flat-pack control lines, which are mounted vertically behind the wellbore tubulars. Cutting control-lines without damaging the well’s integrity is a critical step in the process of permanently decommissioning offshore wells.
Suppliers and Raw Materials
DynaEnergetics’ product offering consists of complex components that require numerous high-end inputs. DynaEnergetics utilizes a variety of raw materials for the production of oilfield perforating products, including high-quality steel tubes, steel and copper, explosives, granulates, plastics and ancillary plastic product components. DynaEnergetics obtains its raw materials from a number of different producers in Germany, other European countries, and the U.S., but also purchases materials from other international suppliers.
Competition
DynaEnergetics faces competition from independent manufacturers of perforating products and from the industry’s three largest oil and gas service companies, which produce perforating systems for their own use and also buy systems and other perforating components and specialty products from independent suppliers such as DynaEnergetics. We compete for sales primarily on customer service, product quality, reliability, safety, performance, and price.
Customer Profile
DynaEnergetics’ perforating and seismic products are purchased by international and U.S. oilfield service companies of all sizes working in both onshore and offshore oil and gas fields. Its customers select perforating products based on their leading performance, system compatibility, product pricing, and ability to address a broad spectrum of factors, including pressures and temperatures in the wellbore and geological characteristics of the targeted formation.
The customers for DynaEnergetics’ energy products can be divided into four broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), and local resellers.
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
Research and Development
DynaEnergetics devotes substantial resources to its research and development (“R&D”) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics maintains a strong profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate down-hole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult down-hole conditions. In 2024, DynaEnergetics commissioned the horizontal test loop located at the Blum, Texas campus. This significant investment allows testing of the perforating systems in an environment mimicking down-hole flow conditions, which should enhance the development and testing programs. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs were $4,226, $4,415, and $5,610 for the years ended December 31, 2025, 2024, and 2023, respectively.

NobelClad
Explosion-welded cladding technology is a method for welding metals that cannot be joined using conventional welding processes, such as titanium-steel, aluminum-steel, and aluminum-copper. Explosion welding can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum.
Explosion-welded clad metal is produced as flat plates or concentric cylinders, which can be further formed and fabricated into a broad range of industrial processing equipment or specialized transition joints. Created using a robust cold-welding technology, explosion-welded clad products exhibit high bond strength, often exceeding that of the parent metals. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches in thickness and base metal thickness and lateral dimensions are primarily limited by the capabilities of the world’s metal production mills.
Clad metal plates are used in the construction of heavy, corrosion-resistant pressure vessels and heat exchangers. Clad metal plates consist of a thin layer of an expensive, corrosion-resistant clad metal, such as titanium or nickel alloy, which is metallurgically welded to a less expensive structural backing metal, such as carbon steel. For heavy equipment, clad plates generally provide an economical alternative to building the equipment solely out of a corrosion-resistant alloy. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature, and the timing of new order inflow remains difficult to predict.
Clad Metal End-Use Markets
The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately 68% of NobelClad bookings in 2025. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.
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
Petroleum refining processes are frequently corrosive and operate at high temperatures and pressures. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. Reliance upon low-quality, high-sulfur crude drives demand for new corrosion-resistant equipment. Regulatory controls of sulfur emissions in gas, diesel and jet fuel also impact the need for clad equipment. Like the upstream oil and gas sector, the clad metals are primarily stainless steel and nickel alloys.
Chemical and Petrochemical: Many common products, ranging from plastics to prescription drugs to electronic materials, are produced by chemical processes. Because the production of these items often involves corrosive agents and is conducted under high pressure or temperatures, corrosion-resistant equipment is needed. One of the larger applications for clad equipment is in the manufacture of purified terephthalic acid (“PTA”), a precursor product for polyester, which is used in products as diverse as carpets and plastic bottles. The chemical market requires extensive use of stainless steel and nickel alloys, but also uses titanium, zirconium and tantalum.
Alternative Energy: Some alternative energy technologies involve conditions that necessitate clad metals. Solar panels predominantly incorporate high-purity polysilicon. Processes for manufacturing high-purity silicon utilize a broad range of highly corrosion-resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to handle the hot steam. In addition, some ethanol technologies and concentrating solar power technologies may require corrosion-resistant metals at thicknesses where clad is an attractive alternative.
Hydrometallurgy: The processes for the production of nickel, gold, and copper involve acids, high pressures, and high temperatures, and titanium-clad plates are used extensively for the construction of associated leaching and peripheral equipment such as autoclaves.

Aluminum Production: Primary aluminum is reduced from its oxide in large electric smelters called potlines. The electric current is carried via aluminum conductors. The electricity must be transmitted into steel components for the high temperature smelting operations. Aluminum cannot be welded to steel conventionally. Explosion-welded aluminum-steel transition joints provide an energy-efficient and highly durable solution for making these connections. Modern potlines use a large number of transition joints, which are typically replaced after approximately five years in service. Although primary aluminum production is the major electrochemical application for NobelClad products, there are several other electrochemical applications including the production of zinc, magnesium, chlorine and chlorate. We are seeing an increase for equipment related to processing biomass feedstocks and biofuel end products, mostly stainless and nickel alloy clad.
Shipbuilding: The combined problems of corrosion and top-side weight drive demand for our aluminum-steel transition joints, which serve as the juncture between a ship’s upper and lower structures. Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Since aluminum cannot be welded directly to steel using conventional welding processes, and since bolted joints between aluminum and steel corrode quickly in seawater, explosion-welded transition joints are a common solution.
Power Generation: Fossil fuel and nuclear power generation plants require extensive use of heat exchangers, many of which require corrosion-resistant alloys to handle low-quality cooling water. Our clad plates are used for heat exchanger tube sheets, and the largest clad tube sheets are used in the final low-pressure condensers. For most coastal and brackish water-cooled plants, titanium is the metal of choice, and titanium-clad tube sheets are the low-cost solution for power plant condensers.
Industrial Refrigeration: Heat exchangers are a core component of refrigeration systems. When the cooling fluid is seawater, brackish, or even slightly polluted, corrosion-resistant metals are necessary. Metal selection can range from stainless steel to copper alloy to titanium. Explosion-welded clad metal is often the low-cost solution for making tube sheets. Applications range from refrigeration chillers on fishing boats to massive air conditioning units for skyscrapers, airports, and deep underground mines.
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
Operations
During the years ended December 31, 2025, 2024, and 2023, the NobelClad segment represented approximately 15%, 16%, and 15% of DMC’s consolidated net sales, respectively. NobelClad’s manufacturing facilities and their respective cladding sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.
NobelClad uses proprietary processes and technology to produce high-quality clad metal products and limit re-work costs. The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they often result in the discarding of the expensive raw material metals. NobelClad’s technological expertise helps ensure precision, minimize errors, and prevent costly waste.
NobelClad’s metal products are primarily produced for custom projects and conform to requirements set forth in customers’ purchase orders. Upon receipt of an order, NobelClad obtains the component materials from a variety of sources based on quality, availability and cost, and then produces the order in one of its manufacturing facilities. Final products are processed to meet contract-specific requirements for product configuration and quality/inspection level.
Products
NobelClad manufacturing technology is used in a variety of product applications.
DetaClad™: Our explosion clad plates and cylinders, available in 260 compatible and non-compatible metal combinations, are used in a range of industries as the basis for constructing pressure vessels, towers and crystallizers.

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
Structural Detacouple™ and Triclad™ Transition Joints: NobelClad’s structural transition joints permanently join metals without mechanical fasteners. Shipbuilders turn to us to connect superstructures and bulkheads to steel hulls, framing and deck components.
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
DetaPipe™ Spools, Elbows and Branches: NobelClad develops reactive metal pipe spools and elbows for piping systems in demanding high-pressure and high-temperature processes. This new technology allows end users to benefit from the corrosion resistance performance and process safety that metals like zirconium, titanium and tantalum provide.
Suppliers and Raw Materials
NobelClad’s operations involve a range of alloys, steels and other materials, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals. NobelClad sources its raw materials from a number of different producers and suppliers. It holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to NobelClad’s customers. NobelClad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. NobelClad sources its metals from top global manufacturers and distributors. In the U.S., NobelClad manufactures its own explosives from standard raw materials sourced from a qualified supplier in Europe.
Competition
Hot Roll Bonding and Weld Overlay. NobelClad faces competition from two primary alternative cladding technologies: hot roll bonding and weld overlay. These technologies do not always compete directly, as each has applications that are better suited, relating to the metals used and thicknesses required. However, specific project considerations such as technical specifications, price and delivery time allow these technologies to compete directly with explosion-welding. In the roll bond process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. The weld overlay process is used by many vessel fabricators that are often also NobelClad customers. In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes.
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

Marketing, Sales, Distribution
NobelClad conducts its selling efforts by marketing its services to potential customers’ senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars, website inquiries, webinars, and trade shows. NobelClad’s sales office in the United States covers both North and South America. Its sales offices in Europe cover the full European continent, Africa, the Middle East, and India. NobelClad also has a sales office in South Korea and China to address the Asian markets and uses contract agents to cover various other countries. Contract agents typically work under multi-year agreements which are subject to sales performance targets as well as compliance with NobelClad quality, customer service and compliance expectations. By maintaining relationships with its existing customers, developing new relationships with prospective customers, and educating its customers as to the technical benefits of NobelClad’s products, NobelClad strives to assist in setting standard specifications, both by our customers and the American Society of Mechanical Engineers and ASTM International, to ensure the highest quality and reliability are achieved.
NobelClad’s products are generally shipped from its manufacturing locations in the United States and Germany. Any shipping costs or duties for which NobelClad is responsible will typically be included in the price paid by the customer. Regardless of where the sale is booked, NobelClad will produce it, capacity permitting, at the location closest to the delivery place. If there is a capacity issue at one facility, NobelClad can produce the order at its other production site, prioritizing timing. The two production sites allow NobelClad to meet customer production needs in a timely manner.
Research and Development
NobelClad prepares a formal research and development plan annually. It is supervised by a technical committee that reviews progress quarterly and meets once a year to establish the plan for the following 12 months. Research and development projects may address process support, new products, new applications, new technologies such as additive manufacturing, and special customer-paid or co-sponsored projects.
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
In January 2024, the Company announced that the Board initiated a review of strategic alternatives for the DynaEnergetics and NobelClad businesses to maximize value for shareholders and other stakeholders. In October 2024, the Company announced that the Board was no longer actively marketing the DynaEnergetics and NobelClad segments.
Human Capital
DMC empowers its people and organizations by institutionalizing entrepreneurship and celebrating ingenuity. We stand behind our businesses in ways that truly add value. Our culture is based on four core values: Integrity, Courage, Teamwork, and Humility, which are embedded into our operating strategies.

DMC’s human capital resources and programs are managed by its Human Resources department, with support from business leaders across the Company. DMC’s senior management team plays a key role in setting and monitoring culture, values, and broader human capital management practices, with oversight by the Board.
Employee Base. As of December 31, 2025, we employed approximately 1,500 employees, of which 1,300 employees are located inside the U.S. and 200 are located internationally. The majority of our employees are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. None of our U.S. manufacturing employees are part of a labor union. In addition, we use a number of temporary workers at any given time, depending on workload at our businesses.
Compensation and Benefits. Our compensation and benefits teams regularly evaluate our comprehensive benefits program, and we strive to develop and implement policies and programs that are fair to employees, support our business goals, maintain competitiveness, and promote shared fiscal responsibility among DMC and our employees. We offer employees benefits that vary by country and are designed to promote employee well-being, meet or exceed the requirements of local laws, and be competitive in the marketplace. Examples of benefits offered in the U.S. include traditional and Roth 401(k) plans with matching employer contributions; health benefits; life and disability insurance; additional voluntary insurance; paid counseling assistance; paid time off and parental leave.
Health and Safety. The health and safety of our employees is fundamental to our success. We focus on the health and safety of our employees and engage various processes and programs to identify and manage risks through recognition, evaluation, and education. We empower our employees by fostering a sense of responsibility for managing their own work environment through open communication and training. Our occupational health and safety management system is designed to foster a robust safety culture, stringent risk management and effective leadership.
Respect For All People. We strive to maintain a culture that values and respects every individual. We believe that a broad range of perspectives drives innovation and empowers employees to excel, helping us achieve our business objectives. Our approach includes creating an environment where our employees feel supported and providing equal opportunities for all of our employees.
Employee Development. DMC is committed to recognizing top talent and fostering career growth within the organization. We seek to maximize the potential of our employees through learning and development initiatives. We believe that investing in skill enhancement is essential to driving engagement and supporting long-term retention.
Ethics. All employees, including senior management and the Board, are required to conduct themselves in accordance with professional and ethical standards, informed by a robust Code of Ethics and Business Conduct (the “Code”). We are committed to ensuring a work environment in which all employees are treated with dignity and respect. We have strict policies to protect against unlawful discrimination and harassment, and a Compliance Hotline that provides an alternative and anonymous method of reporting suspected violations of the Code, DMC’s corporate policies or applicable laws.
Government Regulations
DMC is subject to numerous environmental, legal and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1A. Risk Factors—Legal and Regulatory Risks”, which is incorporated by reference in this Item 1.
Insurance
Our operations expose us to potential liabilities for property damage and personal injury or death as a result of the failure of a component that has been designed, manufactured, serviced, processed, or distributed by us. On an annual basis, we re-evaluate the purchase of insurance, coverage limits and deductibles. Currently, our insurance program includes, among other things, general liability, umbrella liability, personal property, vehicle, workers’ compensation, and employer’s liability coverage. We maintain coverage that we believe is prudent based on known risks and estimated loss potential, and we believe our insurance program is adequate for our business operations.
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
No single patent or trademark is considered to be critical to any of Arcadia Products’, DynaEnergetics’, or NobelClad’s operations.
We are careful in protecting our proprietary know-how and manufacturing expertise in Arcadia Products, DynaEnergetics, and NobelClad, and each business unit has implemented measures and procedures designed to ensure that the information remains confidential.
Foreign and Domestic Operations and Export Sales
All sales are shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following table presents our net sales based on the geographic destination of our shipment.

	(Dollars in Thousands)
	For the years ended December 31,
	2025	2024	2023
United States	$492,433	$521,152	$597,324
Canada	21,694	32,443	30,992
Germany	18,500	10,150	5,713
United Arab Emirates	6,091	3,788	9,227
Kuwait	4,837	5,945	4,980
Oman	4,566	7,554	7,949
Indonesia	4,292	2,687	2,622
South Korea	4,281	850	4,562
Egypt	3,919	3,409	2,340
China	3,886	4,689	6,438
Saudi Arabia	3,393	5,316	4,252
Ukraine	3,304	3,975	2,332
Belgium	3,166	637	2,009
Turkmenistan	2,978	8	1,454
France	2,827	2,734	3,035
Netherlands	2,577	3,384	2,146
Pakistan	2,100	2,435	953
India	2,013	7,370	2,486
Algeria	1,935	1,929	1,429
Bahrain	1,864	2,892	1,277
Turkey	1,860	1,820	1,258
Sweden	1,819	673	2,014
Iraq	1,475	510	6,034
Australia	1,466	1,386	1,866
Thailand	1,391	1,153	580
South Africa	1,099	1,317	1,154
Romania	1,085	1,178	1,121
Malaysia	1,054	839	372
Rest of the world	7,935	10,628	11,269
Net sales	$609,840	$642,851	$719,188

Company Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports, proxy statements and other information with the Securities Exchange Commission (the “SEC”). The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
Our Internet address is www.dmcglobal.com. Information contained on our website does not constitute part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also regularly post information about our Company on our website under the “Investors” tab.
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
Summary of Principal Risk Factors
The following is a summary of the principal risk factors that could adversely affect our business, financial condition, and results of operations. This summary should be read together with the more detailed descriptions of risks relating to our Company below.
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
Risk Factors Related to DynaEnergetics
•Demand for DynaEnergetics’ products is substantially dependent on the levels of capital expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse effect on our financial condition, results of operations and cash flows.
•Customer concentration or consolidation of our customers and competitors may impact our results of operations.
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
•Inflation and elevated interest rates have, and may continue to, adversely affect our financial position and results of operations.
•Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by the ongoing conflict between Russia and Ukraine and instability in the Middle East.
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
•Changes in immigration laws or enforcement programs could adversely affect our business.
•A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, result in significant legal costs and other losses and damage our reputation.
•Artificial intelligence presents risks and challenges that could adversely affect our business.
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

Risk Factors Related to Our Common Stock
•The price and trading volume of our common stock has been and may continue to be volatile, which may make it difficult for investors to resell the common stock at attractive timing or pricing.
•Our business could be negatively affected as a result of actions of activist stockholders or others.
•Our stockholder protection rights agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
•Future sales of our common stock in the public market or the issuance of equity securities, including in connection with an exercise of the Put Option, could dilute our existing stockholders and adversely affect the trading price of our common stock and our ability to raise funds in future equity offerings.
Risk Factors Related to Arcadia Products
North American and global economic and industry-related business conditions materially affect our sales and results of operations.
Our Arcadia Products business is significantly influenced by North American economic conditions and the cyclical nature of the North American commercial and residential construction industry. The construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. Continued inflationary pressure, a high-interest rate environment, and rising construction costs have reduced, and could continue to reduce, the demand for our products and impact our profitability. Elevated interest rates make it more expensive to finance construction projects, and as a result, may reduce the demand for our products. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could negatively impact demand for our products. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.
We may not be able to continue to compete successfully against other companies in our industry.
The markets in which Arcadia Products operates are highly competitive and many of our competitors are larger and better capitalized than we are. These competitors may be better able to withstand changes in conditions within the industries and markets in which we operate and may have significantly greater operating and financial flexibility than we have. Moreover, barriers to entry are low in certain product lines and new competitors may enter our industry, whether within the U.S. or internationally. An increase in competition, including in the form of aggressive pricing by new market entrants or offerings of alternative building materials, could cause us to lose customers and lead to decreases in net sales and profitability if we are not able to respond adequately to such challenges. The actions of our existing competitors or new competitors could result in loss of customers and/or market share. Changes in our competitors’ products, prices or services could negatively impact our market share, net sales and/or margins.
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
Our suppliers are subject to fluctuations in general economic cycles. Global economic conditions and political and economic instability may impact their ability to operate their businesses, including the ongoing conflict between Russia and Ukraine, unrest in the Middle East, and related government actions. Some of our suppliers have been and may continue to be negatively impacted by the costs or availability of raw materials, labor and transportation, and they may not be able to handle commodity cost volatility or changing volumes while still performing up to our specifications. These factors may cause suppliers to be unable to meet their commitments or to negatively change the terms of supply arrangements.
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
Risk Factors Related to DynaEnergetics
Demand for DynaEnergetics’ products is substantially dependent on the levels of capital expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse effect on our financial condition, results of operations and cash flows.
Demand for the majority of DynaEnergetics’ products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Industry consolidation and increased costs have caused E&P companies to decrease investment in U.S. land-based drilling, completion, and production activities. This decreased investment, combined with ongoing uncertainty regarding future crude oil demand, has resulted in competitive pressures and reduced the prices we can charge for our products. In addition, the oil and gas industry has historically been cyclical, and to date in 2026, oil prices have declined significantly from their 2022 highs. When oil prices decline, we would expect an increased risk of reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects would likely have a material adverse effect on our financial condition, results of operations and cash flows.
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
•access to potential resources;
•changes in governmental policies, subsidies, sanctions, and tariffs;
•the costs of exploring for, producing and delivering oil and gas;
•technological advances affecting energy consumption; and
•weather conditions, natural disasters, and pandemics or epidemics.
Continued or worsening conditions in the oil and gas industry generally may have a further material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
Customer concentration or consolidation of our customers and competitors may impact our results of operations.
The oil and gas industry has historically experienced periods of consolidation which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers, or competitors and consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand or pricing for our products. We are continuing to experience significant customer concentration and customer consolidation, resulting in certain customers having substantial negotiating leverage, which has negatively impacted our pricing, margins and profitability, as well as increasing accounts receivable concentration among fewer customers. During the year ended December 31, 2025, one DynaEnergetics customer accounted for approximately 26% of consolidated net sales of the Company. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.
Failure to adjust our manufacturing and supply chain to accurately meet customer demands could have a material adverse effect on our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on our estimates of customer requirements. Factors that can impact our ability to accurately estimate future customer requirements include the short-term nature of many customers’ commitments, our customers’ ability to reschedule, cancel and modify orders with little or no notice and without significant penalty, the accuracy of our customers’ forecasts, and seasonal or cyclical trends in customers’ industries.
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
From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have included a series of automation, lean manufacturing and cost-reduction initiatives designed to enhance profitability and improve quality. We may not realize the full benefits expected within the anticipated timeframe. Adverse effects from strategy-driven organizational changes could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement strategic initiatives may be limited by certain contractual commitments. Moreover, we may incur substantial expenses in connection with the execution of strategic plans in excess of what is forecasted. Further, strategic initiatives can be a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.
Demand for DynaEnergetics’ products could be reduced by existing and future legislation, regulations and public sentiment.
Regulatory agencies and environmental advocacy groups in the United States, the E.U., and other regions or countries have been focusing considerable attention on emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, non-governmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for DynaEnergetics’ products.
In addition, some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on directly limiting the extraction of shale gas or oil using hydraulic fracturing. These laws and regulations could limit oil and gas development, lead to operational delays and increased costs for our customers, and therefore reduce demand for DynaEnergetics’ products. Such reductions in demand for our products may, in turn, adversely affect our financial condition, results of operations and cash flows.
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
NobelClad revenues are affected by the demand for explosion-welded clad solutions, the base price of metal used in explosion-welded cladding operations and the growing adoption of products and vessels manufactured in China and India. The explosive welding clad market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, chemicals and petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, rail car manufacturing, power generation, and industrial refrigeration. These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries, whether due to traditional cyclicality, general economic conditions or other industry-specific factors, could impact capital expenditures within that industry.
Metals prices affect the demand for cladded products and our margins, with higher metal prices generally increasing demand for use of cladded materials over solid metals, which leads to higher sales (in terms of dollars rather than square meters of cladding) and generally higher margins for NobelClad. Our business is subject to volatility in metal prices and tariffs. Recent increases in U.S. tariffs on metals, as well as retaliatory measures by other countries or any further changes to global trade policy, have and may continue to adversely affect margins, and disrupt supply chains. Higher material costs may cause customers to delay projects and reduce demand. If demand or supply chain issues or similar disruptions persist, our sales would be adversely affected, and this could have a material adverse effect on our business, financial condition, and results of operations.
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
We use backlog to predict our anticipated future sales. Our year-end backlog was $62.6 million, $48.9 million, and $59.4 million at the end of fiscal years 2025, 2024, and 2023, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items in backlog within the following twelve months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future twelve-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the twelve-month horizon.
There is a limited availability of sites suitable for cladding operations.
Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, specific geological characteristics, and the ability to comply with local noise and vibration abatement regulations in conducting the process. Our cladding sites in Pennsylvania and in Germany are located in mines. Our Pennsylvania cladding site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord, and this sublease expires in 2054. Our cladding sites require ongoing maintenance and investment, and failure to adequately maintain these sites could result in reduced access or capacity constraints. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of existing or proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.
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
Our product warranties against technical defects of our clad products vary depending on our purchase orders with customers. The warranties require us to repair or replace defective products and may require the payment of a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and delivery requirements. In addition, our clad products are often used as part of larger projects or are used in potentially hazardous and highly regulated applications such as power generation, LNG facilities, spacecraft, and air-compression systems, where failures can have safety, environmental, and operational consequences, including injury or loss of life and damage to property or equipment. In the event of an actual or alleged product defect, we may be named as a defendant in product liability or other lawsuits asserting potentially large claims. Given that such incidents could carry heightened visibility and risk, our potential exposure may be disproportionally significant. We cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred. We generally have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products and the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it could have a material adverse effect on our business, financial condition and results of operations.
Risk Factors Related to our Businesses Generally
Our efforts to grow and transform our businesses may require significant investments; if our strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.
We continuously evaluate opportunities for growth and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, restructuring our existing operations and assets, creating new financial structures and building new facilities, any of which could require a significant investment and subject us to new risks. We may incur additional indebtedness to finance these opportunities. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets, and the equity value of our businesses could be diluted.

The implementation of strategies for growth and change may create additional risks, including:
•diversion of management’s time and attention away from existing operations;
•requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;
•disruptions to important business relationships;
•increased operating costs;
•limitations imposed by various governmental entities; and
•difficulties due to lack of or limited prior experience in any new markets we may enter.
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
•civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
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
•increased tariffs, quotas, duties, or other adverse changes to trade policy;
•economic sanctions or other restrictions;
•unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•deprivation of contract rights; and
•the inability to obtain or retain licenses required for operation.
Inflation and elevated interest rates have, and may continue to, adversely affect our financial position and results of operations.
Our business and financial results could continue to be adversely affected by significant inflation and higher interest rates. During the past three years, the global economy has experienced significant inflationary pressures. Inflation has, and could continue to, adversely affect us by increasing the cost of labor, materials, parts, equipment, transportation and other operational components. This has adversely affected our results of operations, cash flows and financial position by increasing our overall cost structure, and could continue to do so, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products.
Although interest rates have moderated from recent highs, they remain elevated, which has increased the cost of debt, investment, and construction costs. Higher interest rates make it more expensive for our customers to finance projects in certain of our business segments, and as a result, may continue to reduce the demand for our products and impact our profitability. Furthermore, higher interest rates decrease cash available for debt repayment as our credit facility bears a variable interest rate.

We cannot guarantee that interest rates will be reduced, and continued elevated interest rates will have an adverse effect on our financial position and results of operations.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by the ongoing conflict between Russia and Ukraine and instability in the Middle East.
In February of 2022, Russian military forces invaded Ukraine, resulting in conflict and disruption in the region. More recently, the outbreak of hostilities between Israel and Hamas has created additional instability in the Middle East. The length, impact and outcome of these ongoing military conflicts is highly unpredictable. These conflicts have also led and may continue to lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, increased costs for transportation and raw materials, political and social instability, as well as an increase in cyberattacks and espionage. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia, and may impose additional restrictions in connection with Middle East conflicts. We continue to monitor these conflicts, including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe and the Middle East. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Further escalation of geopolitical tensions related to these conflicts and/or their expansion could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect both our and our customers’ supply chains and logistics, particularly in Europe.
In many cases, both our German operations and those of European customers and suppliers depend on the availability of natural gas for use in their manufacturing operations. A significant proportion of Germany’s natural gas supply has historically originated from Russia. Material disruptions of natural gas supply to Europe, and in particular Germany, whether from sanctions, counter-measures by Russia, other restrictions, damage to infrastructure and logistics or otherwise from the destabilizing effects of military conflict could materially and adversely impact European and global natural gas and oil markets. We expect that shortages in supply and increases in costs of natural gas or other energy will adversely impact our ability to operate our German manufacturing facilities as efficiently and cost-effectively as previously, which could adversely affect our business, results of operations and financial condition.
In addition, conflicts in the Middle East have disrupted both maritime and air transportation. Shipping through the Red Sea and Suez Canal has been curtailed, forcing vessels to reroute around Africa, which increases transit times and costs for our customers in the Middle East and Asia. Recent hostilities involving Iran also disrupted air cargo, with carriers suspending flights or refusing to transport dangerous goods such as our perforating explosives. These disruptions have delayed shipments, increased expenses, and limited our ability to serve customers. Continued instability could materially and adversely affect our operations and financial results.
Our operating results fluctuate from quarter to quarter.
We have experienced, and expect to continue to experience, fluctuations in annual and quarterly operating results caused by various factors impacting our businesses. At NobelClad, quarterly sales and operating results depend on the volume and timing of the orders in our backlog as well as bookings during the quarter. At DynaEnergetics, the level of demand from our customers is impacted by oil and gas prices as well as a variety of other factors and can vary significantly from quarter to quarter. At Arcadia Products, operating results can fluctuate due to price movements in the market for raw aluminum. Portions of our operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results for any future period.
We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.
Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 10%, 11%, and 9% of total sales for the years ended 2025, 2024, and 2023, respectively. Any increase or decrease in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe’s functional currency is euros, but its sales often occur in

U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in other cumulative comprehensive loss as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.
Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.
Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, acts of war or terrorism, military activity, civil unrest, trade sanctions, catastrophic weather events, the occurrence of a pandemic or other widespread illness, contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.
The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.
As of December 31, 2025, we had an outstanding balance of $52.0 million on our syndicated credit agreement, which was amended on February 6, 2024, and June 10, 2025. This agreement, as amended, includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2025, we were in compliance with all financial covenants and other provisions of the credit agreement, as amended, and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities. We may not have or be able to obtain sufficient funds to satisfy such a repayment obligation.
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
New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows, either directly or indirectly through various adverse impacts on our significant customers. In 2025, the U.S. announced and implemented substantial new tariffs on imports from a wide range of countries, including China, where we typically source metal. These actions prompted retaliatory tariffs by several countries and set off a cycle of retaliatory tariffs by both the U.S. and other countries. Also in 2025, the U.S. increased tariffs on steel and aluminum to 50 percent. These higher tariffs, along with broader measures targeting countries such as China, have significantly impacted the cost of importing steel and aluminum. We utilize steel in our steel plate and steel pipe as key materials in our NobelClad and DynaEnergetics businesses, and aluminum as a key material in our Arcadia Products business. While we have been able to source some metals domestically, certain materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum also increased, along with the price of delivery. These higher costs have increased the price of certain of our products to our customers and, in some instances, affected our ability to be competitive. For our NobelClad business, this has impacted our ability to compete on international projects and negatively impacted U.S. fabricators, which are the primary consumers of NobelClad products. For our DynaEnergetics and Arcadia Products businesses, this has resulted in margin compression in core energy and construction markets. These new tariffs have had, and continue to have, an impact on our financial condition and results of operations.
In addition, new or existing tariffs and other trade measures and retaliations may further directly impair our business by increasing costs or disrupting established supply chains. New tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. These increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected. The tariff policy environment remains dynamic and unpredictable. Prolonged tariffs, retaliatory tariffs, additional trade restrictions, or broader global trade conflicts could have a material adverse effect on our business, financial condition and results of operations.
Failure to attract and retain key personnel and source sufficient labor could adversely affect our current operating results.
Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees, and our ability to secure sufficient manufacturing labor. Recently, there have been significant changes in our management team, including the appointment of James O’Leary as DMC’s President and Chief Executive Officer, effective July 1, 2025. Mr. O’Leary had served as DMC’s Interim President and Chief Executive Officer since the retirement of Michael Kuta, President and Chief Executive Officer of DMC, on November 29, 2024. Additionally, effective February 3, 2025, James Schladen rejoined Arcadia Products as President, following the departure of Christopher Scocos, Interim President, and the 2024 departure of James Chilcoff, President. Our current and future success depends on the skills, experience, and retention of our executive officers, senior management, key employees and directors. These individuals possess specialized knowledge critical to our business and strategy. The loss or unavailability of any key personnel could have an adverse effect on the Company’s leadership, and the ability to execute our strategy, financial condition and results of operations, particularly if we are unable to implement effective succession plans.
In order to meet the needs and expectations of our customers and to achieve our growth objectives, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, and we must ensure that we continue to offer competitive wages, benefits and workplace conditions to retain qualified employees, which increases our labor costs. A shortage of qualified candidates who meet all legal work authorization requirements, failure to hire and retain new employees in a timely manner or higher than expected turnover levels could affect our ability to meet customer demand, grow our businesses and meet our labor cost objectives and could have impacts on employee satisfaction generally. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel as well as retain existing personnel. See “Changes in immigration laws or enforcement programs could adversely affect our business” below for additional information. Furthermore, failure to adequately monitor and proactively respond to employee dissatisfaction could lead to higher turnover, litigation and unionization efforts, which could negatively impact our ability to meet our operating results.

Changes in immigration laws or enforcement programs could adversely affect our business.
Certain states in which we operate are considering or have already adopted new immigration laws and/or enforcement programs, and the federal government from time to time considers and implements changes to federal immigration laws, regulations, and/or enforcement programs. Recently, Immigration and Customs Enforcement (“ICE”) has significantly increased its enforcement of immigration laws. We use the U.S. government’s “E-Verify” program to verify employment eligibility for all new employees in the U.S. However, use of E-Verify does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brands and may make it more difficult to hire and retain qualified employees. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all record keeping obligations of federal and state immigration compliance laws. Additionally, increased enforcement of immigration laws may disrupt operations and reduce the overall labor pool and as a byproduct, increase labor costs and the demand for qualified employees. These factors could have a material adverse effect on our business, financial condition, and results of operations.
In addition, our customers may also be subject to ICE enforcement actions, and any resulting operational disruptions could adversely affect their businesses. Such disruptions may reduce demand for our products, delay customer projects or purchasing decisions, or otherwise negatively impact our business, financial condition, and results of operations.
A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, result in significant legal costs and other losses and damage our reputation.
We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and banking information and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. The risk of cybersecurity incidents may increase with political and economic instability or warfare (including the ongoing hostilities between Russia and Ukraine and ongoing conflicts in the Middle East) and the use of artificial intelligence (“AI”) to make intrusion attempts look more legitimate. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our results of operations and our stock price.
We outsource certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, if third-party providers do not perform as anticipated or if we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers may be impacted by cultural differences, political instability, and unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.
In addition, the number of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. New regulations, evolving industry standards, and the interpretation of both, may cause us to incur additional expenses in complying with any new data security requirements. As a result, the failure to maintain the integrity of and protect customer, supplier or our own confidential internal data could have a material adverse effect on our business, operating results and financial condition.
Artificial intelligence presents risks and challenges that could adversely affect our business.
AI presents risks and challenges that could impact our business, including perceived breaches of privacy or security incidents related to the use of AI. We are integrating AI tools into our operations, and our third-party service providers and competitors are adopting such technologies. While AI may become increasingly important to our operations or future growth over time, there can be no assurance that we will realize the anticipated benefits, or any benefits at all, from these initiatives.
Improper implementation, reliance on flawed models, or failure to adapt to evolving standards could adversely affect our operations. In addition, the providers of AI tools used by us or our third-party service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our ability or that of our third-party service providers to maintain an adequate level of functionality or service. Our third-party service providers may also incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our third-party service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers, or reputation.
Advances in automation and AI may also alter the skills required of our workforce and could reduce demand for certain roles, creating challenges in workforce management, employee relations, and reputational risk. We may be required to make significant investments in retraining and workforce transition programs, and failure to effectively manage these changes could impair our ability to attract and retain talent, disrupt operations, and adversely affect our business.
Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, placing us at a competitive disadvantage. Additionally, the complex and rapidly evolving legal and regulatory landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the United States and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of property or information belonging to us or our customers, and materially adversely affect our financial position, operating results or cash flows.
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

Our international operations are subject to anti-corruption and anti-bribery laws and regulations, such as the FCPA, the U.K. Bribery Act and other similar laws, which prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We do business and may in the future do additional business in countries and regions in which we may face, directly or indirectly, corrupt demands by officials, tribal or insurgent organizations, or by private entities in which corrupt offers are expected or demanded. Furthermore, many of our operations require us to use third parties to conduct business or to interact with people who are deemed to be governmental officials under the anti-corruption laws. Thus, we face the risk of unauthorized payments or offers of payments or other things of value by our employees, contractors or agents. It is our policy to implement compliance procedures to prohibit these practices. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S.
We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons. These trade regulations and laws can include restrictions on selling or importing goods, services or technology in or from affected regions, travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations and can change very quickly. Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. It is our policy to implement procedures concerning compliance with applicable trade sanctions, export controls, and other trade-related laws and regulations. However, despite those safeguards and any future improvements to them, our employees, contractors, and agents may engage in conduct for which we might be held responsible, regardless of whether such conduct occurs within or outside the U.S.
The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition. Violations of international and U.S. laws and regulations or the loss of any required licenses, even if in violation of our internal controls, policies, and procedures, may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our business, operations and financial condition. In addition, any actual or alleged violations could have a significant effect on our reputation, be expensive to defend and impair our ability to win future business and maintain existing customer and supplier relationships.
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
In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundes-Immissionsschutzgesetz). The Federal Act on Emission Control permits are held by companies jointly owned by DynaEnergetics and the other companies that are located at the Troisdorf manufacturing site and are for an indefinite period of time. The Dillenburg, Germany facility is operated based on a specific permit granted by the local mountain authority and must be renewed every three years. Any failure to comply with current and future environmental and safety regulations could subject us to significant liabilities. Any actual or alleged violations of environmental, health or safety laws could result in restrictions or prohibitions on our facilities or substantial civil or criminal sanctions. In addition, under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our facilities and at third-party waste disposal sites, even when such contamination was caused by a predecessor and even when the actions resulting in the contamination were lawful at the time. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage.

Failure to comply with applicable federal, state and local employment and labor laws and regulations could have a material, adverse impact on our business.
Various federal, state and local employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, employee classification, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance or alleged non-compliance could expose us to significant liabilities. In particular, we are subject to numerous strict labor and employment laws in California, where failure to comply can result in significant penalties, class actions, and Private Attorneys General Act claims. We have faced, and may continue to face, lawsuits alleging wage-and-hour violations and other employment-related claims. We may in the future be required to defend similar actions, and we could incur losses from these and similar cases, and the amount of such losses or costs could be material.
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
The regulatory environment surrounding information security and privacy is increasingly complex and demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the protection of personal and confidential information of our customers and employees. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Several U.S. states have passed comprehensive privacy laws that have recently become effective. Of note among them is the California Consumer Privacy Rights Act (“CPRA”), which amends and expands the California Consumer Privacy (“CCPA”). The CPRA, which went into effect on January 1, 2023, along with the CCPA, governs the transmission, security and privacy of California residents’ personal information. The CPRA has a twelve-month look-back period for enforcement purposes. Among many new requirements, the CPRA creates a category for sensitive data including health and other personal information that requires additional safeguards and disclosures. In addition, the CPRA expands consumers’ rights and has enhanced enforcement mechanisms such as the creation of a California Privacy Protection Agency that will investigate and enforce the CPRA and its promulgating regulations. Several states have also enacted omnibus data privacy laws. In addition, many other proposals exist in states across the U.S. that could increase our potential liability and increase our compliance costs. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional compliance costs.
Internationally, the European Data Protection Board has released guidelines on enforcement and fines related to the General Data Protection Regulation (“GDPR”). The guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. In July 2023, the European Commission announced a new Trans-Atlantic Data Privacy Framework, which requires additional compliance efforts from our company.
As U.S. and international data privacy and protection laws continue to evolve, and as new regulations, interpretive guidance and enforcement information become available, we may incur incremental costs to modify our business practices to comply with these requirements. In addition, our internal control policies and procedures may not always protect us from reckless, intentional or criminal acts committed by our employees or agents.
Violations of these laws, or allegations of such violations, could subject us to criminal or civil, monetary or non-monetary penalties, disrupt our operations, involve significant management distraction, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.

Legal, regulatory or market measures to address climate change, including proposals to restrict emissions of greenhouse gas and other sustainability initiatives, could have an adverse impact on the Company’s business and results of operations.
Various legislative, regulatory, and inter-governmental proposals to restrict emissions of greenhouse gas, such as carbon dioxide, are under consideration, or have already passed into law, by governmental legislative bodies and regulators in the jurisdictions where we operate. Such regulatory and global initiatives may require us to modify our operating procedures, incur capital expenditures, change fuel sources, or take other actions that may adversely affect our financial results. Increasing regulations to reduce greenhouse gas emissions, as proposed throughout many of our operating regions, would be expected to increase energy costs, reduce energy availability and increase price volatility for energy.
The heightened stakeholder focus on sustainability issues related to our businesses requires frequent monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. Specifically, certain stakeholders are beginning to require that we provide information on our plans relating to certain climate-related matters such as greenhouse gas emissions. A failure to adequately or timely meet varied and sometimes contradictory stakeholder expectations and reporting requirements may result in noncompliance with any imposed regulations, the loss of business, reputational impacts, diluted market valuation, an inability to attract and retain customers, and an inability to attract and retain top talent. In addition, our adoption and the reporting of certain standards or mandated compliance with certain requirements could necessitate additional investments that could impact our profitability.
Further, we have established and publicly disclosed other sustainability targets and goals and other commitments that are subject to a variety of assumptions, risks and uncertainties. If we are unable to meet these targets, goals or commitments on our projected timelines or at all, or if they are not perceived to be sufficiently robust, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business and results of operations.
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
Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, on July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of changes to federal tax law. As regulations and guidance evolve with respect to tax law, our results may differ from previous estimates and may materially affect our financial condition or results of operations. The OECD/G20 Base Erosion and Profit Shifting Project (or “BEPS Project”) is developing an international framework to combat tax avoidance by multinational enterprises and countries where the Company is subject to taxes are independently evaluating their corporate tax policy. Tax legislation and enforcement could adversely impact the Company’s tax provision and the value of deferred tax assets and liabilities.
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
We also actively pursue patent protection for our proprietary technology and intellectual property where appropriate for protecting our competitive position. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or otherwise harm our business. In addition, our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, and this could have a similar effect on our competitive position.
Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We have been in the past and may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions can require multiple years to come to resolution or settlement, and even if we ultimately prevail, we may be unable to realize adequate protection of our competitive position. In addition, these actions commonly result in actions by the affected third parties to establish the invalidity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and management resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (“USPTO”) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.
We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.
We have been in the past and may in the future be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. We have an active “freedom to operate” review process for our technology, but there is no assurance that future infringement claims will not be asserted. Infringement claims generally result in significant legal and other costs and may distract management from running our core businesses even if we are ultimately successful. In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third-party claiming infringement with royalty payment obligations by us. We also have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products, which may increase our costs. Any of these occurrences could significantly harm our competitive position, results of operations, financial position and cash flows.
Risks Related to Acquisitions
We have incurred debt to finance the acquisition of 60% of Arcadia Products and may incur additional substantial financial obligations in connection with the acquisition of the remaining 40% of Arcadia Products.
We financed a portion of the purchase price of the Arcadia Products acquisition with proceeds from our credit facility, which we amended in 2024 and 2025, to enhance our financial flexibility with respect to the possible exercise of the Put Option or the Call Option related to the acquisition of the remaining 40% ownership of Arcadia Products. The 2024 credit facility amendment increased the total facility amount, and the 2025 amendment temporarily increased the maximum leverage ratio should either the Put Option or Call Option be exercised. Our ability to service the indebtedness under the credit facility and to maintain compliance with its covenants, which are based in part on trailing twelve-month results, are subject to numerous risks and uncertainties as discussed herein.
As early as September 6, 2026, we may be required to pay the Option Purchase Price for some or all of Munera’s interests in Arcadia Products if Munera exercises the Put Option. Even if we elect to pay 80% of the Option Purchase Price in preferred stock, we will need to fund the remaining portion in cash. The preferred stock issued in connection with the Option

Purchase Price would be entitled to dividends, and the Company would be required to begin proportionate annual redemptions of the preferred stock beginning on June 23, 2027, and, in any event, redeem the preferred stock by the third anniversary of its issuance.
Although the credit facility amendments were intended to allow us to finance the Option Purchase Price, a potential exercise will depend on numerous factors, including the performance of our businesses, the status of any changes to our businesses and general market and economic conditions. If we access the credit facility to pay all or a portion of the Option Purchase Price, we will have to devote a substantial portion of our cash flow to meet required payments of principal and interest on this indebtedness, and if we are unable to generate sufficient cash flow to do so, or if we otherwise fail to comply with the terms of the credit facility, we could be in default under the credit facility. If we fail to pay the Option Purchase Price when required under the Operating Agreement, we will be in default under that agreement. If we are unable to pay the Option Purchase Price entirely in cash or otherwise choose to pay a portion of the Option Purchase Price in preferred stock, we will have to devote a substantial portion of our cash flow to meet the requirements for dividends and redemption of the preferred stock. The Option Purchase Price is subject to a defined “floor” value in the Operating Agreement, which is based primarily upon a contractually-stated equity value and will likely be substantial relative to the current size of our business. The floor value applies even if Arcadia Products' performance fails to meet our expectations, and we may find it difficult to obtain additional financing, if needed, for the payment of the Option Purchase Price. In addition, debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on our assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets or increasing expenses. Debt financing would also be required to be repaid regardless of our operating results. Obtaining financing through issuances of equity securities would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders.
DMC is the majority shareholder of Arcadia Products, and our interest in Arcadia Products is subject to the risks normally associated with the conduct of businesses with a minority shareholder.
Munera continues to hold 40% of the outstanding equity interests of Arcadia Products. The Operating Agreement governs our relationship with Munera, and we believe the Operating Agreement provides us with effective and sufficient control of Arcadia Products to allow the business to be operated consistent with our goals and values and with sufficient opportunity for profitable growth. Nevertheless, conducting a business with minority owners may lead to certain risks and uncertainties, which could have an adverse impact on our ability to profitably grow the Arcadia Products business, which could have a material adverse effect on our future cash flows, earnings, results of operations and financial condition. These include:
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
•securing adequate financing on acceptable terms;
•implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business;
•retaining key employees, customers and business partners of the acquired business;
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
Risk Factors Related to Our Common Stock
The price and trading volume of our common stock has been and may continue to be volatile, which may make it difficult for investors to resell the common stock at attractive timing or pricing.
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
•significant litigation;
•additions or departures of key personnel;
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
•new positions adopted by investor stewardship groups and proxy advisory firms regarding desired sustainability disclosures, policies, ranking systems and other initiatives; and
•changes in global financial markets and global economies and general market conditions, including volatility in foreign exchange rates, tariffs and stock, commodity, credit or asset valuations, and government actions or shutdowns.
Recently, the trading price of our common stock has experienced volatility. During 2025, the closing price for our common stock ranged from a low of $5.53 per share in November 2025 to a high of $9.06 per share in February 2025. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies, and these fluctuations may adversely affect the trading price of our common stock.
Our business could be negatively affected as a result of actions of activist stockholders or others.
We have been, and may be in the future, subject to informal private or public inquiries and formal proxy actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. Our stock price could also be subject to significant fluctuations or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism. The actions of stockholder activists could materially and adversely impact our business, operating results, and financial condition.
Our stockholder protection rights agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On June 5, 2024, the Company entered into a Stockholder Protection Rights Agreement (as amended, the “Rights Agreement”), pursuant to which the Board declared a dividend of one right (“Right”) for each share of our common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable only if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of our outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of our common stock having a market value of twice that amount. On May 30, 2025, the Company entered into Amendment No. 1 to the Stockholder Protection Rights Agreement (the “Amendment”) to extend the expiration time of the Rights for one year from June 4, 2025, to June 4, 2026, unless the Rights are redeemed, exchanged, or terminated in accordance with the terms and conditions of the Rights Agreement. Additional information regarding the Rights Agreement is contained in the Current Reports on Form 8-K filed with the SEC on June 6, 2024, and June 3, 2025, respectively.
The Rights Agreement will cause substantial dilution to any person or group that acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of the Company’s outstanding common stock. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Agreement is similar to plans adopted by other public companies, and it is intended to protect stockholders’ interests, including by providing the Board sufficient time to make informed judgments and take actions that are in the best interests of the Company and its stockholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third-party from attempting to obtain a substantial position in our common stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of our common stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of our common stock if it is viewed as discouraging takeover attempts in the future.
Future sales of our common stock in the public market or the issuance of equity securities, including in connection with an exercise of the Put Option, could dilute our existing stockholders and adversely affect the trading price of our common stock and our ability to raise funds in future equity offerings.
Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions or strategic transactions using, our equity securities. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our business, results of operations and financial condition.
We may issue common stock or other equity securities in the future for a number of reasons, including to finance our operations and business strategy, as part of capital raising activities, as consideration in acquisitions or strategic transactions, or for other purposes. In particular, if Munera exercises the Put Option, we may choose to pay 80% of the Option Purchase Price in preferred stock. Additional issuances of equity securities would dilute the ownership of existing stockholders and could reduce our earnings per share. The lower the trading price of our common stock is at the time Munera exercises the Put Option, the more shares of our stock we will have to issue to Munera if we pay a portion of the Option Purchase Price in stock, and our existing stockholders will experience greater dilution. Additionally, if we issue equity securities, new investors could gain rights, preferences and privileges senior to the holders of our common stock.
We cannot predict the effect, if any, that future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of our common stock or any other equity securities for future sale or issuance, will have on the trading price of our common stock.

ITEM 1B.                                      Unresolved Staff Comments
None.
ITEM 1C.                                      Cybersecurity
The Board, in coordination with the Risk Committee, oversees the Company’s risk management program, which includes risks arising from cybersecurity threats. DMC’s Chief Information Officer (“CIO”), the management position responsible for assessing and managing material risks from cybersecurity threats, manages the Company’s cybersecurity program and is responsible for leading and coordinating cybersecurity activities across the organization. The CIO reports directly to our Chief Financial Officer. Our CIO has extensive experience in cybersecurity, business continuity, disaster recovery and cloud security.
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
Cybersecurity risk updates are provided quarterly to our senior management team by the CIO as part of our enterprise risk management process. We have established a Cybersecurity Incident Response Plan that outlines the process for assessing and responding to cybersecurity incidents. The Board also receives quarterly updates on cybersecurity risks. These reports are typically presented by our CIO to the Risk Committee of the Board and include updates to recently completed cybersecurity initiatives, upcoming plans, an overview of current threats, as well as discussion of our overall cybersecurity maturity and readiness. The Board has also participated in simulated cybersecurity trainings and is kept apprised of changes in cybersecurity regulatory requirements, ensuring that our organization remains in compliance with relevant standards.
Cybersecurity risks and threats, including as a result of any previous cybersecurity incidents, have not materially impacted and are not reasonably expected to materially impact us or our operations. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. Refer to Item 1A. Risk Factors “A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, result in significant legal costs and other losses and damage our reputation” for a discussion of cybersecurity-related risks.

ITEM 2.                                      Properties
Corporate Headquarters
Our corporate headquarters currently are located in Broomfield, Colorado. The office is also used for NobelClad’s U.S. administrative offices.

Location	Property Type	Approximate Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Broomfield, Colorado	Corporate and Sales Office	18,000 sq. ft.	Leased	September 30, 2029, with renewal option for 60 months
Arcadia Products
Arcadia Products owns a manufacturing site and sales office in Vernon, California and leases other manufacturing and distribution centers throughout the United States. The table below summarizes Arcadia Products’ material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable, as of December 31, 2025.

Location	Property Type	Approximate Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Vernon, California	Corporate office, metal shop building, warehouse	27,000 sq. ft.	Owned
	Land for office, paint shop, anodizing line	1 acre	Owned
	Land for office, paint shop, anodizing line	2 acres	Leased	May 31, 2046
Vernon, California	Land for parking	40,000 sq. ft.	Leased	March 31, 2027
Vernon, California (1)	Office, paint shop	112,000 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Vernon, California (1)	Office, warehouse	111,000 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Hayward, California (1)	Distribution, light assembly	46,000 sq. ft.	Leased	December 22, 2027
West Sacramento, California (1)	Distribution, light assembly	16,000 sq. ft.	Leased	December 22, 2027
Stamford, Connecticut (1)	Office, warehouse	39,000 sq. ft.	Leased	December 22, 2026, with renewal option for 12 months
Phoenix, Arizona (1)	Office, warehouse	52,000 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Las Vegas, Nevada (1)	Office, warehouse	89,000 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Tucson, Arizona (1)	Office, paint shop, warehouse	107,000 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Waipahu, Hawaii	Distribution, light assembly	Building: 13,000 sq. ft. Land: 22,000 sq. ft.	Leased	May 31, 2028
South Gate, California	Office, manufacturing	46,000 sq. ft.	Leased	December 31, 2027
South Gate, California	Office, manufacturing, storage	Building: 25,000 sq. ft. Land: 45,000 sq. ft.	Leased	April 30, 2027
Houston, Texas	Office, warehouse	43,000 sq. ft.	Leased	November 30, 2028, with renewal option for 60 months
Dallas, Texas	Office, warehouse	87,000 sq. ft.	Leased	December 31, 2028
Kent, Washington	Distribution, light assembly	25,000 sq. ft.	Leased	May 31, 2029
(1)     These leases are with entities affiliated with the holder of the redeemable noncontrolling interest holder and president of Arcadia Products. During the year ended December 31, 2025, DMC recorded $4,666 in lease expense related to these properties.

DynaEnergetics
DynaEnergetics leases a manufacturing site and administration office in Troisdorf, Germany. Subsequent to December 31, 2025, the lease for this property was extended effective January 1, 2026, through December 31, 2036, with options to renew the lease which would then extend through December 31, 2046. In the U.S., DynaEnergetics owns manufacturing and assembly sites in Texas and leases storage bunkers and office and warehouse space in various cities throughout Texas. DynaEnergetics also leases office and warehouse space and bunkers for storage of its explosives in Alberta, Canada.
The table below summarizes DynaEnergetics’ material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable, as of December 31, 2025, unless otherwise noted.

Location	Property Type	Approximate Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany (1)	Manufacturing and administration office	85,000 sq.ft.	Leased	December 31, 2036, with renewal option for 120 months
Troisdorf, Germany	Office	5,000 sq. ft.	Leased	February 28, 2027
Liebenscheid, Germany	Manufacturing and office	6,000 sq. ft.	Owned
Liebenscheid, Germany	Land	78,000 sq. ft.	Owned
Houston, Texas	Office	11,000 sq. ft.	Leased	November 30, 2026
Blum, Texas	Office, warehouse, and manufacturing	83,000 sq. ft.	Owned
Blum, Texas (2)	Warehouse	10,000 sq. ft.	Owned
Blum, Texas	Land for office, warehouse, and manufacturing	284 acres	Owned
Midland, Texas	Land	13 acres	Leased	April 1, 2029
Whitney, Texas	Warehouse	Building: 30,000 sq ft Land: 4 acres	Leased	October 31, 2029
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned
Alberta, Canada	Office and warehouse	8,000 sq. ft.	Leased	August 31, 2030
(1)     Subsequent to December 31, 2025, this lease was extended effective January 1, 2026 through December 31, 2036.
(2)     The Blum, Texas warehouse is separate from the main Blum manufacturing campus.
NobelClad
NobelClad owns its principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our domestic cladding site located in Dunbar, Pennsylvania to support our Mount Braddock facility. The lease for the Dunbar property will expire on May 6, 2029, but we have options to renew the lease which would then extend through May 6, 2054.
NobelClad owns a manufacturing site in Liebenscheid, Germany as well as a mine used as a cladding site in Dillenburg, Germany. We purchased the buildings and land around the Dillenburg mine in 2022. NobelClad leases the building housing its sales and administrative office in Perpignan, France.

The table below summarizes NobelClad’s material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable, as of December 31, 2025.

Location	Property Type	Approximate Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,000 sq. ft.	Owned
Dunbar, Pennsylvania	Cladding site	Land: 322 acres Buildings: 16,000 sq. ft.	Leased	May 6, 2029, with renewal options through May 6, 2054.
Lemont Furnace, Pennsylvania	Manufacturing	16,000 sq. ft	Leased	November 30, 2027
Tautavel, France (1)	Cladding site	116 acres	Owned
Perpignan, France	Administration and sales office	4,000 sq. ft	Leased	September 30, 2029, with renewal options for additional three-year periods.
Burbach-Würgendorf, Germany	Storage	224 sq. meters	Leased	December 31, 2050
Dillenburg, Germany	Cladding site	Land: 19 acres Buildings: 46,000 sq. ft.	Owned
Liebenscheid, Germany	Manufacturing	Land: 10 acres Buildings: 125,000 sq. ft.	Owned
(1)     Though NobelClad is no longer performing manufacturing activities in France, it owns this land in order to have access to a redundant cladding site.
ITEM 3.               Legal Proceedings
Refer to Note 13 “Commitments and Contingencies” within Part II, Item 8 — Financial Statements and Supplementary Data.
ITEM 4.               Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 17, 2026, there were 165 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).
Equity Compensation Plan
Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2025, we purchased shares of our common stock as follows. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
October 1 to October 31, 2025	—	$—
November 1 to November 30, 2025	72,348	$7.85
December 1 to December 31, 2025	—	$—
Total	72,348	$7.85
(1)     Share purchases during the period were to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Omnibus Incentive Plan and the 2025 Omnibus Incentive Plan, as applicable.
(2)     As of December 31, 2025, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,324,752) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (3,139) into other investment options available to participants in the Plan.

Stock Performance Graph
The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2020, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Performance Using OMX Global Indexes
$250
$200
$150
$100
$50
$0
DOLLARS
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
DMC Global Inc.
Nasdaq Non-Financial Stocks
Nasdaq Composite (US)

Total Return Analysis	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
DMC Global Inc.	$100.00	$91.58	$44.95	$43.51	$16.99	$15.47
Nasdaq Non-Financial Stocks	$100.00	$116.68	$94.86	$133.74	$168.36	$203.76
Nasdaq Composite (U.S.)	$100.00	$118.43	$107.37	$127.76	$159.03	$186.96
ITEM 6.                 [Reserved.]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2024 compared to fiscal 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at ir.dmcglobal.com.
Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).
Overview
General
DMC Global Inc. (“DMC”, “we”, “us”, “our”, or the “Company”) operates three manufacturing businesses: Arcadia Products, DynaEnergetics and NobelClad, which produce differentiated products and engineered solutions primarily for the construction, energy, and industrial processing markets. Our businesses seek to capitalize on their product and service differentiation to expand profit margins, increase cash flow and enhance shareholder value. Based in Broomfield, Colorado, DMC’s common stock trades on Nasdaq under the symbol “BOOM.”
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
NobelClad
NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion-resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and LNG processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature, and the timing of new order inflow remains difficult to predict.
Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results
•Consolidated net sales were $609,840 in 2025 versus $642,851 in 2024, a decrease of 5%. The decline was primarily attributable to lower sales at DynaEnergetics and NobelClad. The decrease in DynaEnergetics’ sales largely resulted from lower pricing due to industry consolidation and a highly competitive core North American market. The decrease in NobelClad sales was driven by lower activity levels due in part to the impact of evolving tariff policies throughout the year.
•Consolidated gross profit of 22.2% in 2025 decreased from 23.4% in 2024. The decline was primarily attributable to less favorable project and regional mix at NobelClad, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at both DynaEnergetics and NobelClad.
•Consolidated selling, general, and administrative (“SG&A”) expenses were $110,042 in 2025, compared with $108,656 in 2024. The year-over-year increase was primarily attributable to higher net bad debt expense of $1,153, executive transition costs of $520, and professional services fees of $152, partially offset by a decrease in business-related travel of $1,043.
•Net debt, a non-GAAP measure, of $18,746 (comprised of $50,644 of total debt less $31,898 in consolidated cash, cash equivalents and marketable securities) at December 31, 2025, decreased $37,783 from $56,529 at December 31, 2024. The decrease was driven by voluntary credit facility repayments resulting in a reduction in outstanding debt and an increase in consolidated cash, cash equivalents and marketable securities compared with the same period in 2024.
•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.22x as of December 31, 2025, and 1.35x as of December 31, 2024, in comparison to the maximum ratio permitted of 3.0x for each of the periods. The Company’s adjusted leverage ratio, calculated using net debt as of December 31, 2025, and 2024, was 0.47x, and 1.09x, respectively.
Refer to “Consolidated Results of Operations” and “Business Segment Financial Information” below for additional discussion.
Outlook
Our three manufacturing businesses continue to closely monitor challenging macroeconomic conditions, including volatility in global oil and gas markets, persistently high interest rates, and uncertainty around U.S. and reciprocal tariff policies. DynaEnergetics and NobelClad serve the upstream and downstream segments of the oil and gas industry, respectively, and are addressing the impacts of volatile crude oil prices, which traded near multi-year lows at the end of the fourth quarter of 2025. Sales and profitability could be adversely affected if we, or our customers, are unable to mitigate the effects of sustained lower energy prices and tariffs, or if these factors dampen product demand. For additional information regarding potential tariff impacts, refer to Part I, Item 1A. Risk Factors.
Arcadia Products is working to mitigate the impact of persistently high interest rates and generally lower construction activity in its core regional markets. These factors have created a competitive and challenging bidding environment, which has impacted Arcadia Products’ ability to fully pass through higher input costs, mainly aluminum, which recently reached a multi-year high. While the business continues to focus on strengthening its core commercial operations, which generate approximately 75% of the segment’s sales, the current environment is expected to continue negatively impacting Arcadia Products’ net sales and profitability in 2026.
DynaEnergetics is continuing a series of initiatives designed to reduce costs and increase market share. These efforts are intended to offset a potential decline in demand for its well perforating systems during 2026 due to volatile crude oil prices and reduced well completion activity in DynaEnergetics’ core North American onshore market. DynaEnergetics also is exploring growth opportunities in the enhanced geothermal market, and has expanded its sales and marketing efforts in certain emerging global shale markets.
At NobelClad, we use backlog, defined as unfilled firm purchase orders and commitments at a point in time, to assess near-term demand. Most firm purchase orders and commitments are realized and shipped within twelve months. Order backlog increased to $62,612 at the end of the fourth quarter of 2025 from $57,040 at the end of the third quarter of 2025, reflecting the receipt of additional orders associated with a previously announced record international chemical project. These orders helped offset lower booking activity in NobelClad’s U.S. market, which was negatively impacted during much of 2025, in part due to tariff-related uncertainty. NobelClad is preparing to pursue additional opportunities with the U.S. Navy following its recently announced plans to accelerate its Naval readiness program.
Each of our businesses are evaluating additional tariff mitigation strategies and targeted cost reduction programs if business does not improve as 2026 progresses.
Use of Non-GAAP Financial Measures
In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company also discloses certain non-GAAP financial measures that we use in operational and financial decision making. Non-GAAP financial measures include the following:
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
•Net debt: defined as total debt less consolidated cash, cash equivalents and marketable securities per the Consolidated Balance Sheets.
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

Consolidated Results of Operations

	2025	2024	$ change	% change
Net sales	$609,840	$642,851	$(33,011)	(5)%
Gross profit	135,253	150,569	(15,316)	(10)%
Gross profit percentage	22.2%	23.4%
COSTS AND EXPENSES:
General and administrative expenses	61,252	61,401	(149)	—%
% of net sales	10.0%	9.6%
Selling and distribution expenses	48,790	47,255	1,535	3%
% of net sales	8.0%	7.4%
Amortization of purchased intangible assets	19,053	21,155	(2,102)	(10)%
% of net sales	3.1%	3.3%
Goodwill impairment	—	141,725	(141,725)	(100)%
Strategic review and related expenses	2,690	7,765	(5,075)	(65)%
Restructuring expenses and asset impairments	3,578	2,526	1,052	42%
Operating loss	(110)	(131,258)	131,148	(100)%
Other expense, net	(1,076)	(1,068)	(8)	1%
Interest expense, net	(6,493)	(8,664)	2,171	(25)%
Loss before income taxes	(7,679)	(140,990)	133,311	(95)%
Income tax provision	4,066	10,970	(6,904)	(63)%
Net loss	(11,745)	(151,960)	140,215	(92)%
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,707	(57,508)	59,215	103%
Net loss attributable to DMC Global Inc.	(13,452)	(94,452)	81,000	(86)%
Adjusted EBITDA attributable to DMC Global Inc.	$34,942	$52,156	$(17,214)	(33)%
Net sales were $609,840 for the year ended December 31, 2025, a decrease of 5% compared with 2024. The decline was primarily driven by lower sales at DynaEnergetics, which decreased 6%, and at NobelClad, which decreased 11%. The 6% decrease at DynaEnergetics was largely attributable to lower pricing resulting from industry consolidation and a highly competitive core North American market, which reduced net sales by $16,213. DynaEnergetics also experienced a decline in international sales of $1,259 primarily due to project timing. The 11% decrease at NobelClad was driven by lower activity levels due in part to the impact of evolving tariff policies throughout the year.
Gross profit percentage was 22.2% for the year ended December 31, 2025 compared with 23.4% for the year ended December 31, 2024. The decline was primarily attributable to less favorable project and regional mix at NobelClad, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at both DynaEnergetics and NobelClad.
Selling and distribution expenses increased $1,535 for the year ended December 31, 2025, compared with 2024, driven by higher compensation costs at Arcadia Products of $1,357 and higher bad debt expense of $1,153. These increases were partially offset by lower outside services costs of $532, a reduction in business-related travel of $214, and lower selling costs of $109.
Amortization of purchased intangible assets decreased $2,102 for the year ended December 31, 2025, compared with 2024, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Goodwill impairment of $141,725 for the year ended December 31, 2024 related to the full impairment of Arcadia Products’ goodwill.
Strategic review and related expenses of $2,690 for the year ended December 31, 2025 primarily related to $2,099 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.

For the year ended December 31, 2024, strategic review and related expenses of $7,765 related to $4,076 in professional service fees and $2,988 in employee retention compensation, including $372 of stock-based compensation.
Restructuring expenses and asset impairments of $3,578 for the year ended December 31, 2025 included contract termination costs associated with exiting leases of $1,013 and $605 at NobelClad and DynaEnergetics, respectively, employee severance of $1,175 related to headcount reductions across the Company, and an asset impairment of $785 related to the decision to discontinue an internal website and related automation platform.
For the year ended December 31, 2024, restructuring expenses and asset impairments of $2,526 consisted primarily of the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance costs associated with headcount reductions at DynaEnergetics and Arcadia Products.
Operating loss of $110 for the year ended December 31, 2025, decreased compared with operating loss of $131,258 for the year ended December 31, 2024, primarily attributable to the goodwill impairment charge recorded in 2024, and a reduction in strategic review and related expenses.
Other expense, net of $1,076 in 2025 primarily related to net realized and unrealized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Interest expense, net of $6,493 in 2025 decreased 25% compared with 2024, primarily attributable to lower outstanding balances on our credit facility due to voluntary debt repayments during 2025.
Income tax provision of $4,066 was recorded on loss before income taxes of $7,679 for the year ended December 31, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rate was impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically.
We recorded an income tax provision of $10,970 on loss before income taxes of $140,990 in 2024, as the loss was primarily driven by the full impairment of Arcadia Products’ goodwill, which did not result in a tax benefit. The effective rate was also impacted unfavorably by income generated in foreign jurisdictions and the establishment of a valuation allowance against U.S. deferred tax assets.
Net loss attributable to DMC Global Inc. in 2025 was $13,452, or $(0.90) per diluted share compared with net loss of $94,452, or $(8.20) per diluted share, in 2024.

Adjusted EBITDA decreased in 2025, compared with 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2025	2024
Net loss	$(11,745)	$(151,960)
Interest expense, net	6,493	8,664
Income tax provision	4,066	10,970
Depreciation	14,904	13,891
Amortization of purchased intangible assets	19,053	21,155
EBITDA	32,771	(97,280)
Stock-based compensation	5,748	6,530
Goodwill impairment	—	141,725
Strategic review and related expenses	2,690	7,765
Restructuring expenses and asset impairments	3,578	2,526
CEO transition expenses	520	—
Other expense, net	1,076	1,068
Adjusted EBITDA	46,383	62,334
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(11,441)	(10,178)
Adjusted EBITDA attributable to DMC Global Inc.	$34,942	$52,156
Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share decreased compared with 2024 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Twelve months ended December 31, 2025
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(13,452)	$(0.68)
Strategic review and related expenses, net of tax	2,690	0.13
Restructuring expenses and asset impairments, net of tax	3,308	0.17
Executive transition costs, net of tax	520	0.03
As adjusted	$(6,934)	$(0.35)
(1)    Calculated using diluted weighted average shares outstanding of 19,912,020.
(2)    Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Twelve months ended December 31, 2024
	Amount	Per Share (1)
Net (loss) income attributable to DMC Global Inc. (2)	$(94,452)	$(4.80)
Goodwill impairment, net of tax	85,035	4.32
Strategic review and related expenses, net of tax	5,824	0.30
Restructuring expenses and asset impairments, net of tax	1,674	0.08
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$1,981	$0.10
(1)    Calculated using diluted weighted average shares outstanding of 19,667,673.
(2)    Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest and deemed dividend.

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
Net sales, segment operating income (loss), and Adjusted EBITDA for each segment were as follows for the years ended December 31:

	2025
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$246,208	$270,214	$93,418	$609,840
% of Consolidated	40.4%	44.3%	15.3%

Operating income (loss)	4,206	10,362	9,557	(110)

Adjusted EBITDA attributable to DMC Global Inc.	$17,161	$18,485	$13,992	$34,942

	2024
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$249,763	$287,686	$105,402	$642,851
% of Consolidated	38.8%	44.8%	16.4%

Operating (loss) income	(143,636)	16,167	20,051	(131,258)

Adjusted EBITDA attributable to DMC Global Inc.	$15,268	$24,803	$23,226	$52,156
Arcadia Products

	2025	2024	$ change	% change
Net sales	$246,208	$249,763	$(3,555)	(1)%
Gross profit	66,668	67,025	(357)	(1)%
Gross profit percentage	27.1%	26.8%
COSTS AND EXPENSES:
General and administrative expenses	25,171	30,881	(5,710)	(18)%
Selling and distribution expenses	17,589	16,299	1,290	8%
Amortization of purchased intangible assets	19,053	21,111	(2,058)	(10)%
Goodwill impairment	—	141,725	(141,725)	(100)%
Restructuring expenses and asset impairments	649	645	4	1%
Operating income (loss)	4,206	(143,636)	147,842	103%
Adjusted EBITDA	28,602	25,446	3,156	12%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(11,441)	(10,178)	(1,263)	12%
Adjusted EBITDA attributable to DMC Global Inc.	$17,161	$15,268	$1,893	12%

Net sales decreased $3,555 in 2025, compared with 2024, primarily due to lower sales volumes in longer-cycle high-end residential markets.
General and administrative expenses were lower by $5,710, compared with 2024, primarily as a result of decreases in compensation costs of $2,306 related to a reduction in headcount, stock-based compensation of $1,172, the Waterkeeper matter of $1,152, outside services costs of $601, and business-related travel of $559.
Selling and distribution expenses were higher by $1,290 in 2025, compared with 2024, primarily due to increases in compensation costs of $1,357 and selling costs of $533, partially offset by lower bad debt expense of $448.
Amortization of purchased intangible assets decreased $2,058 in 2025, compared with 2024, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Goodwill impairment of $141,725 in 2024 related to the full impairment of Arcadia Products’ goodwill.
Operating income of $4,206 in 2025 increased compared with operating loss of $143,636 in 2024, primarily attributable to the goodwill impairment charge recorded in 2024, and lower general and administrative expenses.
Adjusted EBITDA increased in 2025, compared with 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2025	2024
Operating income (loss)	$4,206	$(143,636)
Adjustments:
Depreciation	4,059	3,681
Amortization of purchased intangible assets	19,053	21,111
Stock-based compensation	635	1,920
Goodwill impairment	—	141,725
Restructuring expenses and asset impairments	649	645
Adjusted EBITDA	$28,602	$25,446
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(11,441)	(10,178)
Adjusted EBITDA attributable to DMC Global Inc.	$17,161	$15,268
DynaEnergetics

	2025	2024	$ change	% change
Net sales	$270,214	$287,686	$(17,472)	(6)%
Gross profit	44,123	50,055	(5,932)	(12)%
Gross profit percentage	16.3%	17.4%
COSTS AND EXPENSES:
General and administrative expenses	10,751	10,835	(84)	(1)%
Selling and distribution expenses	22,207	21,128	1,079	5%
Amortization of purchased intangible assets	—	44	(44)	(100)%
Restructuring expenses and asset impairments	803	1,881	(1,078)	(57)%
Operating income	10,362	16,167	(5,805)	(36)%
Adjusted EBITDA	$18,485	$24,803	$(6,318)	(25)%
Net sales decreased $17,472 in 2025, compared with 2024, primarily due to lower pricing as a result of industry consolidation and a highly competitive core North American market, which reduced net sales by $16,213. DynaEnergetics also experienced a decline in international sales of $1,259 primarily due to project timing.

Gross profit percentage decreased to 16.3% primarily due to lower absorption of fixed manufacturing overhead costs driven by the decrease in net sales.
Selling and distribution expenses were higher by $1,079, compared with 2024, primarily due to an increase in net bad debt expense of $1,549, partially offset by decreased selling costs of $483 driven by lower net sales.
Restructuring expenses and asset impairments of $803 in 2025 included contract termination costs and asset impairment charges associated with exiting a lease totaling $605 and employee severance of $198 related to headcount reductions.
Restructuring expenses and asset impairments of $1,881 in 2024 related to asset impairment charges of $1,104 associated with the abandonment of a planned manufacturing expansion and employee severance of $777 due to headcount reductions.
Operating income of $10,362 in 2025 decreased compared with operating income of $16,167 in 2024, primarily due to a reduction in gross profit.
Adjusted EBITDA decreased in 2025, compared with 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2025	2024
Operating income	$10,362	$16,167
Adjustments:
Depreciation	7,320	6,711
Amortization of purchased intangible assets	—	44
Restructuring expenses and asset impairments	803	1,881
Adjusted EBITDA	$18,485	$24,803
NobelClad

	2025	2024	$ change	% change
Net sales	$93,418	$105,402	$(11,984)	(11)%
Gross profit	24,741	33,811	(9,070)	(27)%
Gross profit percentage	26.5%	32.1%
COSTS AND EXPENSES:
General and administrative expenses	5,169	4,299	870	20%
Selling and distribution expenses	8,791	9,461	(670)	(7)%
Restructuring expenses and asset impairments	1,224	—	1,224	100%
Operating income	9,557	20,051	(10,494)	(52)%
Adjusted EBITDA	$13,992	$23,226	$(9,234)	(40)%
Net sales decreased $11,984 in 2025, compared with 2024, reflecting lower activity levels due in part to the impact of evolving tariff policies throughout the year.
Gross profit percentage decreased to 26.5% in 2025 due to a less favorable project and regional mix as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
General and administrative expenses increased $870 in 2025, compared with 2024, primarily due to the recognition of a remediation liability at a former European cladding site of $698 and an increase in outside services costs of $170.
Selling and distribution expenses decreased $670 in 2025, compared with 2024, primarily due to lower incentive compensation costs of $226, outside services costs of $201, and business-related travel of $169.
Restructuring expenses and asset impairments of $1,224 in 2025 included contract termination costs associated with exiting a lease totaling $1,013 and employee severance of $211 related to headcount reductions.

Operating income of $9,557 in 2025 decreased compared with operating income of $20,051 in 2024, primarily due to a reduction in gross profit.
Adjusted EBITDA decreased in 2025, compared with 2024, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2025	2024
Operating income	$9,557	$20,051
Adjustments:
Depreciation	3,211	3,175
Restructuring expenses and asset impairments	1,224	—
Adjusted EBITDA	$13,992	$23,226
Liquidity and Capital Resources
We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $18,746 at December 31, 2025, compared with $56,529 at December 31, 2024. The decrease in net debt was primarily due to cash flow generated from operations, which resulted in net credit facility repayments of $20,521.
We believe that cash and cash equivalents on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, required minimum debt service payments, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions, including at-the-market offering programs, to raise additional funds if we believe market conditions are favorable, but there can be no assurance that any future capital will be available on acceptable terms or at all. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor our short-term and long-term liquidity needs, which could be affected by financial market conditions, including the related impact on credit availability and capital markets.
Debt facilities
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility outstanding is payable in installments of $625 per quarter through March 31, 2026. Quarterly term loan payments increase to $938 on June 30, 2026, through March 31, 2028, and increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $200,000 revolving loan limit and $50,000 term loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate (“SOFR”) loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio currently permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The actual leverage ratio as of December 31, 2025 was 1.22 to 1.0.
The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2025, was 3.28 to 1.0.
On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”). The Second Amendment provided for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to assist with the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing twelve months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter.
As of December 31, 2025, borrowings of $45,625 on the term loan under our credit facility were outstanding, and $6,375 was outstanding on the revolver.
We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000. As of December 31, 2025, we had no outstanding borrowings, and bank guarantees of €3,074 were secured.
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
The purchase price for any interests sold pursuant to the Call Option or Put Option continues to be based upon a predefined calculation as included within the Operating Agreement. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, are set forth in the Operating Agreement. The number of shares to be issued in connection with the Put Option (if the Company utilizes that payment mechanism) would be initially determined and valued at the volume weighted average trading price of the Company’s common stock over the 60 days preceding the delivery of the Put Option notice. The Put Preferred would be entitled to dividends at a rate of 3% per annum and would be convertible into one share of the Company’s common stock, subject to Nasdaq rules which generally prohibit private placements of equity securities with voting rights of 20% or more of a company’s pre-issuance voting power, including through convertible securities, without stockholder approval; the holder of the Put Preferred would not be allowed to participate in any such stockholder vote. The Company may redeem the Put Preferred at any time; however, beginning on June 23, 2027, the Company must begin proportionate annual redemptions of the Put Preferred and, in any event, the Put Preferred must be redeemed by the third anniversary of its issuance.

As of December 31, 2025, the value of the redeemable noncontrolling interest under the Operating Agreement was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder and is subject to potential working capital adjustments. Refer to Note 2 “Significant Accounting Policies” within Part II, Item 8 — Financial Statements and Supplementary Data for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding. We are currently evaluating options for financing the purchase of the noncontrolling interest, which may include cash generated from operations, borrowings under the credit facility, and/or proceeds from debt or equity issuances. Debt financing could materially impact the Company’s leverage while equity financing could materially dilute existing stockholders.
Other contractual obligations and commitments
The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2025:

	Payment Due by Period
	As of December 31, 2025
	Less than			More than
Other Contractual Obligations	1 Year	2027 - 2028	2029 - 2030	5 Years	Total
Credit facility (1)	$3,438	$8,438	$40,124	$—	$52,000
Operating lease obligations (2)	10,171	16,658	8,381	18,778	53,988
Purchase obligations (3)	53,927	—	—	—	53,927
Total (4)	$67,536	$25,096	$48,505	$18,778	$159,915
(1)    Represents outstanding borrowings under our credit facility but excludes future interest expense on outstanding credit facility borrowings. For more information about our debt obligations, refer to Note 7 “Debt” within Part II, Item 8 — Financial Statements and Supplementary Data.
(2)    The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2025. Our operating lease obligations are described in Note 6 “Leases” within Part II, Item 8 — Financial Statements and Supplementary Data.
(3)    Amounts represent firm commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the Consolidated Balance Sheets.
(4)    The above table does not include amounts potentially payable upon exercise of the Put Option or Call Option associated with the redeemable noncontrolling interest.
Cash flows from operating activities
Net cash provided by operating activities of $53,534 in 2025 increased compared with $46,596 in 2024, driven primarily by lower working capital balances, which included lower accounts receivable, and lower inventory balances at Arcadia Products and NobelClad.
Cash flows from investing activities
Net cash used in investing activities in 2025 of $6,564 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $10,731, partially offset by the settlement of a note receivable of $4,167.
Net cash used in investing activities in 2024 of $3,569 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $16,188, partially offset by proceeds from the sales and maturities of marketable securities of $12,619.
Cash flows from financing activities
Net cash used in financing activities in 2025 of $28,736 included net credit facility repayments of $20,521, distributions to the redeemable noncontrolling interest holder of $6,400, payment of debt issuance costs of $650, and treasury stock purchases of $1,165.

Net cash used in financing activities in 2024 of $59,788 primarily included net credit facility repayments of $45,000, distributions to the redeemable noncontrolling interest holder of $8,445, payment of debt issuance costs of $2,735, payment of a deemed dividend to the redeemable noncontrolling interest holder of $2,500, and treasury stock purchases of $1,240.
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
Our critical accounting estimates, described below, are important to the portrayal of our results of operations and financial condition. Management’s judgments and estimates in these areas are based on information available and at times require management to make difficult, subjective, and complex judgments. Actual results may or may not differ from these estimates.
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
The net carrying value of our purchased intangible assets as of December 31, 2025, was $155,051, which is entirely related to Arcadia Products. The net carrying values of our property, plant and equipment and right-of-use assets as of December 31, 2025, were $127,358 and $36,018, respectively. During the year ended December 31, 2025, we recorded impairment charges on our property, plant and equipment of $1,081 primarily related to a $785 charge associated with a decision to discontinue an internal website and related automation platform.
Income taxes
We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial performance and existing valuation allowances, if any. As of December 31, 2025, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. We also have a valuation allowance recorded against deferred tax assets in certain of our foreign jurisdictions. As of December 31, 2025, we have recorded a consolidated valuation allowance of $35,323.
We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured as the largest benefit that is more likely than not to be realized upon ultimate resolution. As of December 31, 2025, we have an uncertain tax position liability of $5,725 recorded in our Consolidated Balance Sheet related to tax positions taken in prior periods.
Off Balance Sheet Arrangements
At December 31, 2025, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
Refer to Note 2 “Significant Accounting Policies” within Part II, Item 8 — Financial Statements and Supplementary Data in this report for a discussion, as applicable, of recent accounting pronouncements and their anticipated effect on our business.
ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 10%, 11%, and 9% of total sales for the years ended 2025, 2024, and 2023, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.
We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized gains or losses would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The net notional amount of the foreign exchange contracts at December 31, 2025, and 2024, was $10,858 and $8,331, respectively.
Interest Rate Risk
The Company’s interest expense is sensitive to the general level of interest rates in North America and Europe. At December 31, 2025, all of the Company’s debt was subject to variable interest rates. A one percentage point increase in average interest rates would cause interest expense, net in 2025 to increase by $700. This was determined by considering the impact of a hypothetical interest rate on the Company’s average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the Company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the Company’s financial structure.

ITEM 8.                Financial Statements and Supplementary Data
DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024 and for Each of the Years Ended
December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of DMC Global Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Evaluation of net realizable value adjustments to DynaEnergetics inventories for excess or obsolescence

Description of the Matter
At December 31, 2025, the Company’s DynaEnergetics’ inventories were $58.2 million. As described in Note 3 to the consolidated financial statements, inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Write-downs of inventories to net realizable value for excess, slow moving and obsolete inventory are based upon inventory quantities on hand and values, compared to estimated future product demand, market conditions, production requirements and technological developments.
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
Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the appropriateness and consistency of management’s methods and assumptions used in the forecasted sales of inventory on hand, including consideration of aged inventory. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business would impact expected demand or related carrying value of on-hand inventory. We assessed the reasonableness of management’s excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as third-party market information which addresses expected subsequent period trends in the industry, including trends that could impact the movement of on-hand inventory sold by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Denver, Colorado
February 23, 2026

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$31,898	$14,289
Accounts receivable, net of allowance for doubtful accounts of $9,790 and $6,881, respectively	93,697	103,361
Inventories	144,552	152,580
Prepaid expenses and other	16,224	18,792
Total current assets	286,371	289,022
Property, plant and equipment	249,280	235,124
Less - accumulated depreciation	(121,922)	(105,848)
Property, plant and equipment, net	127,358	129,276
Purchased intangible assets, net	155,051	174,104
Deferred tax assets	833	1,230
Other assets	66,218	77,705
Total assets	$635,831	$671,337

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,188	$45,059
Accrued expenses	12,375	11,393
Accrued income taxes	4,289	7,574
Accrued employee compensation and benefits	13,111	10,399
Contract liabilities	22,568	23,162
Current portion of long-term debt	3,438	2,500
Other current liabilities	10,356	14,015
Total current liabilities	114,325	114,102
Long-term debt	47,206	68,318
Deferred tax liabilities	475	711
Other long-term liabilities	44,695	50,155
Total liabilities	206,701	233,286
Commitments and Contingencies (Note 13)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,497,468 and 21,083,184 shares issued, respectively	1,075	1,054
Additional paid-in capital	306,293	305,460
Retained (deficit) earnings	(13,452)	—
Other cumulative comprehensive loss	(24,716)	(29,560)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 979,334 and 820,322 shares, respectively	(27,150)	(25,983)
Total stockholders’ equity	242,050	250,971
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$635,831	$671,337
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$609,840	$642,851	$719,188
Cost of products sold	474,587	492,282	507,136
Gross profit	135,253	150,569	212,052
Costs and expenses:
General and administrative expenses	61,252	61,401	75,341
Selling and distribution expenses	48,790	47,255	49,101
Amortization of purchased intangible assets	19,053	21,155	22,667
Goodwill impairment	—	141,725	—
Strategic review and related expenses	2,690	7,765	—
Restructuring expenses and asset impairments	3,578	2,526	3,766
Total costs and expenses	135,363	281,827	150,875
Operating (loss) income	(110)	(131,258)	61,177
Other expense
Other expense, net	(1,076)	(1,068)	(1,782)
Interest expense, net	(6,493)	(8,664)	(9,516)
(Loss) income before income taxes	(7,679)	(140,990)	49,879
Income tax provision	4,066	10,970	15,120
Net (loss) income	(11,745)	(151,960)	34,759
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,707	(57,508)	8,500
Net (loss) income attributable to DMC Global Inc. stockholders	$(13,452)	$(94,452)	$26,259

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.90)	$(8.20)	$1.08
Diluted	$(0.90)	$(8.20)	$1.08
Weighted average shares outstanding:
Basic	19,912,020	19,667,673	19,504,542
Diluted	19,912,020	19,667,673	19,518,382
Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share:

	Year Ended December 31,
	2025	2024	2023
Net (loss) income attributable to DMC Global Inc. stockholders	$(13,452)	$(94,452)	$26,259
Adjustment of redeemable noncontrolling interest	(4,439)	(64,260)	(4,870)
Deemed dividend	—	(2,500)	—
Net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(17,891)	$(161,212)	$21,389
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(11,745)	$(151,960)	$34,759

Change in cumulative foreign currency translation adjustment	4,844	(3,134)	2,332
Other comprehensive (loss) income	$(6,901)	$(155,094)	$37,091

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	1,707	(57,508)	8,500

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(8,608)	$(97,586)	$28,591
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Retained	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Deferred Compensation, at par		stockholders’	Controlling
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	equity	Interest
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	26,259	—	—	—	26,259	8,500
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,332	—	—	2,332	—
Shares issued in connection with stock compensation plans	326,841	16	298	—	—	—	—	314	—
Stock-based compensation	—	—	9,642	—	—	—	—	9,642	628
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(13,760)
Adjustment of redeemable noncontrolling interest	—	—	—	(4,870)	—	—	—	(4,870)	4,870
Treasury stock activity	—	—	—	—	—	(83,977)	(4,029)	(4,029)	—
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net loss	—	—	—	(94,452)	—	—	—	(94,452)	(57,508)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,134)	—	—	(3,134)	—
Shares issued in connection with stock compensation plans	615,689	31	101	—	—	—	—	132	—
Stock-based compensation	—	—	6,134	—	—	—	—	6,134	768
Deemed dividend	—	—	—	(2,500)	—	—	—	(2,500)	—
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(8,200)
Adjustment of redeemable noncontrolling interest	—	—	(14,608)	(49,652)	—	—	—	(64,260)	64,260
Treasury stock activity	—	—	—	—	—	(130,622)	(1,244)	(1,244)	—
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net (loss) income	—	—	—	(13,452)	—	—	—	(13,452)	1,707
Change in cumulative foreign currency translation adjustment	—	—	—	—	4,844	—	—	4,844	—
Shares issued in connection with stock compensation plans	414,284	21	(16)	—	—	—	—	5	—
Stock-based compensation	—	—	5,288	—	—	—	—	5,288	254
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(6,400)
Adjustment of redeemable noncontrolling interest	—	—	(4,439)	—	—	—	—	(4,439)	4,439
Treasury stock activity	—	—	—	—	—	(159,012)	(1,167)	(1,167)	—
Balances, December 31, 2025	21,497,468	$1,075	$306,293	$(13,452)	$(24,716)	(979,334)	$(27,150)	$242,050	$187,080
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(11,745)	$(151,960)	$34,759
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	14,904	13,891	13,840
Amortization of purchased intangible assets	19,053	21,155	22,667
Amortization of deferred debt issuance costs	971	841	553
Stock-based compensation	5,542	6,902	10,270
Bad debt expense	6,083	4,930	1,146
Deferred income taxes	231	4,219	970
Asset impairments	1,081	1,182	2,471
Goodwill impairment	—	141,725	—
Unrealized gain on marketable securities	—	—	(148)
Other	540	(1,318)	(181)
Change in:
Accounts receivable, net	6,400	(3,484)	(12,280)
Inventories	10,548	12,914	(9,461)
Prepaid expenses and other	14,050	6,885	15,619
Accounts payable	2,140	5,184	(6,727)
Contract liabilities	(1,060)	1,728	(10,527)
Accrued expenses and other liabilities	(15,204)	(18,198)	2,956
Net cash provided by operating activities	53,534	46,596	65,927
Cash flows from investing activities:
Investment in marketable securities	—	—	(12,471)
Proceeds from maturities of marketable securities	—	3,000	—
Proceeds from sales of marketable securities	—	9,619	—
Acquisition of property, plant and equipment	(16,503)	(17,284)	(15,974)
Proceeds from property, plant and equipment reimbursements	5,725	993	—
Proceeds on sale of property, plant and equipment	47	103	344
Proceeds from settlement of note receivable	4,167	—	—
Net cash used in investing activities	(6,564)	(3,569)	(28,101)
Cash flows from financing activities:
Borrowings on term loan	—	50,000	—
Repayments on term loan	(2,500)	(119,375)	(17,500)
Borrowings on revolving loans	146,124	90,150	—
Repayments on revolving loans	(164,145)	(65,775)	—
Payments of debt issuance costs	(650)	(2,735)	—
Distributions to redeemable noncontrolling interest holder	(6,400)	(8,445)	(13,515)
Payment of deemed dividend to noncontrolling interest holder	—	(2,500)	—
Net proceeds from issuance of common stock to employees	—	132	314
Treasury stock purchases	(1,165)	(1,240)	(2,481)
Net cash used in financing activities	(28,736)	(59,788)	(33,182)

Effects of exchange rates on cash	(625)	10	1,252

Net increase (decrease) in cash and cash equivalents	17,609	(16,751)	5,896
Cash and cash equivalents, beginning of the period	14,289	31,040	25,144
Cash and cash equivalents, end of the period	$31,898	$14,289	$31,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets	$4,229	$6,301	$4,335
Cash paid during the period for:
Interest	$4,952	$7,486	$9,188
Income taxes, net	$10,535	$8,695	$4,418
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
(Amounts in Thousands, Except Share and Per Share Data)
1.    ORGANIZATION AND BUSINESS
DMC Global Inc. (“DMC”, “we”, “us”, “our”, or the “Company”) was incorporated in Colorado in 1971 and reincorporated in Delaware in 1997. DMC is headquartered in Broomfield, Colorado and operates manufacturing facilities in the United States and Germany. DMC operates three manufacturing businesses: Arcadia Products, DynaEnergetics, and NobelClad, which provide differentiated products and engineered solutions primarily for the construction, energy, and industrial processing markets. Arcadia Products designs, engineers, fabricates and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions for the commercial construction market. Arcadia Products also supplies customized windows and doors to the high-end residential construction market. DMC acquired a 60% controlling interest in Arcadia Products in December 2021. DynaEnergetics is a vertically integrated, global manufacturer of advanced perforating systems used in oil and gas well completion and well plug-and-abandonment operations. DynaEnergetics designs, engineers, manufactures, and qualifies its perforating components and systems in-house. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion-resistant industrial processing equipment. NobelClad also produces specialized transition joints for a broad range of applications, including aluminum smelting, ship construction, and LNG processing equipment. DMC’s common stock trades on Nasdaq under the symbol “BOOM.”
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Company’s consolidated financial statements (“Consolidated Financial Statements”) include the accounts of DMC and its controlled subsidiaries. All intercompany accounts, profits, and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
Foreign Operations and Foreign Exchange Rate Risk
The functional currency of our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the Statements of Operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars are referred to as translation adjustments. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in “Other cumulative comprehensive loss.” Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in “Other expense, net” as unrealized, based on period-end exchange rates, or realized, upon settlement of the transaction. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the Consolidated Statements of

Cash Flows will not agree to changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.
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
During the year ended December 31, 2025, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, challenging conditions in DynaEnergetics’ core U.S. oil and gas market, elevated interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, we recorded net provisions of $6,083, $4,930, and $1,146, respectively.
The following table summarizes current year activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2024	$495	$6,369	$17	$6,881
Current period provision for expected credit losses	348	6,139	14	6,501
Write-offs charged against the allowance	(169)	(3,010)	—	(3,179)
Recoveries of amounts previously reserved	(361)	(57)	—	(418)
Impacts of foreign currency exchange rates and other	—	4	1	5
Allowance for doubtful accounts, December 31, 2025	$313	$9,445	$32	$9,790
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

Buildings and improvements	10-40 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer software and equipment	3-10 years
Other	3-10 years
Gross property, plant and equipment consisted of the following at December 31:

	2025	2024
Land	$4,368	$4,174
Buildings and improvements	71,774	64,719
Manufacturing equipment and tooling	108,826	98,042
Furniture, fixtures, and computer software and equipment	37,037	36,182
Other	16,582	16,145
Construction in process	10,693	15,862
Total gross property, plant and equipment	$249,280	$235,124
Contract Liabilities
At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities consisted of the following at December 31:

	2025	2024
Arcadia Products	$9,073	$9,408
DynaEnergetics	483	1,373
NobelClad	13,012	12,381
Total	$22,568	$23,162
We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, primarily supply chain delays and disruptions.
Redeemable Noncontrolling Interest
On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement originally permitted the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 (“Put Option”). On December 3, 2024, the Company and minority interest holder entered into an amendment to the Operating Agreement whereby the minority interest holder agreed not to exercise the Put Option until on or after September 6, 2026, in exchange for, among other terms, a one-time payment of $2,500.
The purchase price for any interests sold pursuant to the Call Option or Put Option continues to be based upon a predefined calculation as included within the Operating Agreement. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, are set forth in the Operating Agreement. The number of shares to be issued in connection with the Put Option (if the Company utilizes that payment mechanism) would be initially determined and valued at the volume weighted average trading price of the Company’s common stock over the 60 days preceding the delivery of the Put Option notice. The Put Preferred would be entitled to dividends at a rate of 3% per annum and would be convertible into one share of the Company’s common stock, subject to Nasdaq rules which generally prohibit private placements of equity securities with voting rights of 20% or more of a company’s pre-issuance voting power, including through convertible securities, without stockholder approval; the holder of the Put Preferred would not be allowed to participate in any such stockholder vote. The Company may redeem the Put Preferred at any time; however, beginning on June 23, 2027, the Company must begin proportionate annual redemptions of the Put Preferred and, in any event, the Put Preferred must be redeemed by the third anniversary of its issuance.
The Company initially accounted for the noncontrolling interest in Arcadia Products at its acquisition date fair value. We determined that neither the Call Option nor the Put Option meet the definition of a derivative as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon a multiple of Arcadia Products’ average adjusted earnings over a three-year period, subject to a floor value as defined in the Operating Agreement which is based primarily upon a contractually-stated equity value. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.
Given that the noncontrolling interest is subject to possible redemption with redemption rights that are not entirely within the control of the Company, we have concluded that the noncontrolling interest should be accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity (“ASC 480”). The noncontrolling interest is also probable of redemption, as the only criteria for the security to become redeemable is the passage of time. As such, the redeemable noncontrolling interest is classified in temporary equity, separate from the stockholders’ equity section, in the Consolidated Balance Sheets.
At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Consolidated Statements of Operations or Comprehensive (Loss) Income. As of December 31, 2025, and 2024, the redeemable noncontrolling interest was $187,080, which is equal to the floor value per the Operating Agreement.
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
Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia Products business segment also predominantly arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advanced payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the shorter duration between order initiation and order fulfillment within each of our segments. Refer to Note 11 “Business Segments” for disaggregated revenue disclosures.
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
The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. Arcadia Products is entitled to each product’s transaction price upon the customer obtaining control of the item. For standard architectural building materials that are not made-to-order, such control transfers at a point in time, which is generally when the product has been shipped to the customer and the legal title has been transferred. Upon shipment and title transfer, Arcadia Products has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. Payment discounts, rebates, refunds, or any other forms of variable consideration are typically not granted to Arcadia Products’ customers.
For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. However, such judgment is largely mitigated given that standard architectural building materials purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, Arcadia Products uses the contractually stated price to determine SSP as each performance obligation’s price has been approved by the customer and approximates the price sold separately.
At times, Arcadia Products will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, which are significantly less frequent in both volume and financial statement magnitude, Arcadia Products has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of December 31, 2025, under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.
Billings for customized architectural building materials occur at times upon delivery, but also can occur via pre-established billing schedules agreed upon at the commencement of the contract. Therefore, we at times generate contract liabilities in instances when we have billed the customer in excess of revenue recognized for units delivered.
DynaEnergetics
Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including Factory-Assembled, Performance-AssuredTM DynaStage® (“DS”) perforating systems. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract. However, judgment is mitigated given that products purchased are generally shipped at the same time.
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
NobelClad
Customers agree to terms and conditions at the time of initiating an order. The significant majority of transactions contain a single performance obligation - the delivery of a clad metal product. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract. However, judgment is mitigated given that products purchased are generally shipped at the same time.
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
Research and Development
Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs were $5,048, $5,837, and $6,864 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Refer to Note 10 “Income Taxes” for further information.
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
Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest and dividends, if applicable, by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the “Redeemable Noncontrolling Interest” section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of RSAs, restricted stock units, performance share units and other potentially dilutive financial instruments (“dilutive securities”), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.
EPS was calculated as follows for the years ended December 31:

	2025	2024	2023
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	$(13,452)	$(94,452)	$26,259
Adjustment of redeemable noncontrolling interest	(4,439)	(64,260)	(4,870)
Less: Deemed dividend	—	(2,500)	—
Less: Undistributed net income available to participating securities	—	—	(305)
Numerator for basic net (loss) income per share:	(17,891)	(161,212)	21,084
Add: Undistributed net income allocated to participating securities	—	—	305
Less: Undistributed net income reallocated to participating securities	—	—	(305)
Numerator for diluted net (loss) income per share:	(17,891)	(161,212)	21,084
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	19,912,020	19,667,673	19,504,542
Effect of dilutive securities (1)	—	—	13,840
Weighted average shares outstanding for diluted net (loss) income per share	19,912,020	19,667,673	19,518,382
Net (loss) income per share:
Basic	$(0.90)	$(8.20)	$1.08
Diluted	$(0.90)	$(8.20)	$1.08
(1)     Given that we were in a net loss position for the years ended December 31, 2025, and 2024, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS. For the year ended December 31, 2023, 7,387 shares were excluded as their effect would have been anti-dilutive.
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
Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $688 and $974 as of December 31, 2025, and 2024, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.
We did not have any Level 3 assets or liabilities recorded as of December 31, 2025, and 2024.
Restructuring Expenses and Asset Impairments
Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the years ended December 31, 2025, 2024, and 2023, these expenses were primarily related to employee severance due to headcount reductions across all three business segments. For the year ended December 31, 2025, we recorded contract termination costs associated with exiting leases of $1,013 and $309 at NobelClad and DynaEnergetics, respectively.
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
For the year ended December 31, 2025, we recorded asset impairments of $1,081 primarily related to a $785 impairment charge associated with a decision to discontinue an internal website and related automation platform. For the year ended December 31, 2024, we recorded asset impairments of $1,182 primarily related to the abandonment of a planned manufacturing expansion at DynaEnergetics. For the year ended December 31, 2023, we recorded asset impairments of $2,471 primarily related to a $1,871 impairment charge associated with the abandonment of a software asset at DynaEnergetics.

Total restructuring charges incurred and asset impairments recorded are as follows and were reported in the “Restructuring expenses and asset impairments” line item in our Consolidated Statements of Operations for the year ended December 31:

	2025
	Severance	Asset Impairment	Contract Termination Costs	Total
Arcadia Products	$649	$—	$—	$649
DynaEnergetics	198	296	309	803
NobelClad	211	—	1,013	1,224
Corporate	117	785	—	902
Total	$1,175	$1,081	$1,322	$3,578

	2024
	Severance	Asset Impairment	Total
Arcadia Products	$567	$78	$645
DynaEnergetics	777	1,104	1,881
Total	$1,344	$1,182	$2,526

	2023
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving and Other Exit Costs	Stock-based compensation	Total
DynaEnergetics	$1,035	$1,871	$86	$19	$—	$3,011
NobelClad	—	440	—	—	—	440
Corporate	—	160	—	—	155	315
Total	$1,035	$2,471	$86	$19	$155	$3,766
Proceeds from Property, Plant and Equipment Reimbursements
Commencing in calendar year 2024, the Company has incurred significant costs associated with a mine expansion project at its NobelClad facility in Mount Braddock, Pennsylvania. During the years ended December 31, 2025, and 2024, we received $5,725 and $993, respectively, in cash reimbursements from a U.S. Navy assistance program. Capital-related reimbursements are recorded as a reduction to property, plant, and equipment in the Consolidated Balance Sheets and therefore result in a reduction to depreciation expense over the useful life of the corresponding asset within the Consolidated Statements of Operations. Reimbursements are classified as investing activities in the Consolidated Statements of Cash Flows.
Concentration of Credit Risk and Off-Balance Sheet Arrangements
Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2025, we had no financial instruments with off-balance sheet risk of accounting losses.
Other Cumulative Comprehensive Loss
For all periods presented, other cumulative comprehensive loss consisted entirely of currency translation adjustments.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”), which amends income tax disclosure requirements for the effective tax rate reconciliation to include incremental income tax information and expanded disclosures of income taxes paid. We adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Refer to Note 10 “Income Taxes” for additional information.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose more detailed information about the types of expense in commonly presented expense captions to provide investors with more transparent and detailed expense information. The guidance is effective for fiscal years beginning after December 15, 2026 on a prospective basis. Early adoption and retrospective application of the amendments are permitted. The Company is within the scope of this ASU and expects to adopt ASU 2024-03 on January 1, 2027, with adoption resulting in new disclosures as prescribed by the guidance.
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
Inventories consisted of the following as of December 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,382	$24,240	$9,060	$42,682
Work-in-process	6,797	10,036	10,244	27,077
Finished goods	50,257	23,942	314	74,513
Supplies	—	—	280	280
Total inventories	$66,436	$58,218	$19,898	$144,552
Inventories consisted of the following as of December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,548	$25,831	$6,624	$42,003
Work-in-process	5,942	10,201	14,248	30,391
Finished goods	57,495	22,038	374	79,907
Supplies	—	—	279	279
Total inventories	$72,985	$58,070	$21,525	$152,580
4.    PURCHASED INTANGIBLE ASSETS
Our purchased intangible assets include finite-lived customer relationships and trademarks/trade names. Customer relationships are amortized using an accelerated amortization method over the estimated useful life. Trademarks/trade names are amortized ratably over the estimated useful life.
The remaining weighted average amortization periods for unamortized purchased intangible assets are as follows as of December 31, 2025:

Customer relationships	11 years
Trademarks / Trade names	11 years

Our purchased intangible assets consisted of the following as of December 31, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(71,546)	$138,954
Trademarks / Trade names	22,000	(5,903)	16,097
Total intangible assets	$232,500	$(77,449)	$155,051
Our purchased intangible assets consisted of the following as of December 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$260	$(260)	$—
Customer relationships	211,077	(54,537)	156,540
Trademarks / Trade names	22,000	(4,436)	17,564
Total intangible assets	$233,337	$(59,233)	$174,104
Expected future amortization of purchased intangible assets is as follows:

For the years ended December 31:
2026	$17,426
2027	15,806
2028	14,902
2029	14,713
2030	14,280
Thereafter	77,924
$155,051
5.    GOODWILL
Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination and is not amortized, but tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the carrying value might not be fully recoverable. In 2024, the Company identified potential triggering events for its Arcadia Products reporting unit and concluded it was more likely than not that the fair value of the reporting unit was below its carrying value. As such, a quantitative impairment test was performed and resulted in a $141,725 impairment charge, which is included in “Goodwill impairment” in our Consolidated Statements of Operations for the year ended December 31, 2024.
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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	December 31, 2025	December 31, 2024
ROU asset	$36,018	$42,164

Current lease liability	8,337	8,297
Long-term lease liability	31,805	37,150
Total lease liability	$40,142	$45,447
The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities”, and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities is recorded as operating cash outflows in the Company’s Consolidated Statements of Cash Flows.
Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and president of Arcadia Products. There were eight such leases in effect as of December 31, 2025, with expiration dates ranging from calendar years 2027 to 2031, inclusive of the assumed exercise of applicable renewal options. As of December 31, 2025, the total ROU asset and related lease liability recognized for these leases was $18,932 and $20,127, respectively. During the years ended December 31, 2025, and 2024, associated lease expense was $4,666 and $4,625, respectively, and is included in total operating lease expense.
Total operating lease expense included in the Company’s Consolidated Statements of Operations was $13,099, $13,678, and $12,822 for the years ended December 31, 2025, 2024, and 2023, respectively. Short term and variable lease costs were not significant for any period presented.
Certain of the Company’s leases contain renewal options and options to extend the lease term for up to ten years, and a majority of these options are reflected in the calculation of the ROU assets and related lease liability due to the likelihood of renewal.
The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	8.4 years	8.7 years
Weighted average discount rate	5.7%	5.4%
The following table represents maturities of operating lease liabilities as of December 31, 2025:

2026	$10,171
2027	9,316
2028	7,342
2029	4,436
2030	3,945
Thereafter	18,778
Total future minimum lease payments	53,988
Less imputed interest	(13,846)
Total	$40,142

7.    DEBT
Outstanding borrowings consisted of the following at December 31:

	2025	2024
Syndicated credit agreement:
U.S. Dollar revolving loan	$6,375	$24,375
Term loan	45,625	48,125
European line of credit	—	—
Outstanding borrowings	52,000	72,500
Less: debt issuance costs	(1,356)	(1,682)
Total debt	50,644	70,818
Less: current portion of long-term debt	(3,438)	(2,500)
Long-term debt	$47,206	$68,318
Syndicated Credit Agreement
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility is payable in installments of $625 per quarter through March 31, 2026. Quarterly term loan payments increase to $938 on June 30, 2026, through March 31, 2028, and increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2025, and 2024, bank guarantees of $800 and $443, respectively, were secured.
Borrowings under the $200,000 revolving loan limit and $50,000 term loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate (“SOFR”) loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).
The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below.
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
On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”). The Second Amendment provided for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to assist with the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter.
As of December 31, 2025, we were in compliance with all financial covenants and other provisions of our debt agreements.
European Line of Credit
We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2025, and 2024, we had no outstanding borrowings under the line of credit, and bank guarantees of €3,074 and €2,843, respectively, were secured. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2025, was 6.93%. The line of credit has open-ended terms and can be canceled by the bank at any time.
8.    STOCKHOLDERS’ EQUITY AND EMPLOYEE STOCK PLANS
Employee stock plans
Our stock-based compensation expense results from RSAs, restricted stock units (“RSUs”), and performance share units (“PSUs”). The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2025	2024	2023
Cost of products sold	$279	$322	$430
General and administrative expenses	4,950	5,413	8,583
Selling and distribution expenses	519	795	1,102
Strategic review and related expenses	36	372	—
Restructuring expenses, net and asset impairments	—	—	155
Stock-based compensation	5,784	6,902	10,270
Income tax benefit	(1,218)	(1,380)	(3,104)
Stock-based compensation, net of income taxes	$4,566	$5,522	$7,166

Earnings per share impact
Basic	$0.23	$0.28	$0.37
Diluted	$0.23	$0.28	$0.37
On May 14, 2025, our stockholders approved the 2025 Omnibus Incentive Plan (“2025 Plan”). The 2025 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 2,414,278 shares available for grant under the 2025 Plan, less 1,331,911 outstanding shares previously granted under the 2016 Omnibus Incentive Plan (“2016 Plan”) as of the 2016 Plan’s expiration on May 14, 2025. As of December 31, 2025, there were 557,942 shares available for future grant. In determining shares available for future grant, outstanding PSUs are assumed to vest at maximum attainment.
Restricted stock awards and restricted stock units. RSAs and RSUs are granted to employees and non-employee directors based on time-vesting. For RSAs or RSUs granted to employees, vesting typically occurs in one-third increments on the first, second, and third anniversary of the grant date. For RSAs or RSUs granted to non-employee directors, vesting occurs on the earlier of (i) the first anniversary of the grant date or (ii) the date of the next annual stockholder meeting, so long as that meeting is at least 50 weeks after the prior annual meeting. Under the 2016 Plan, each RSA granted represented a restricted share of common stock that has voting and dividend rights and becomes fully unrestricted upon vesting. Under the 2025 Plan, each RSA has similar rights as compared to the 2016 Plan, excluding dividend rights. Under both the 2016 Plan and 2025 Plan, each RSU granted includes the right to receive one share of common stock upon vesting.

The fair value of RSAs and RSUs granted to employees and non-employee directors was based on the fair value of the Company’s stock on the grant date, with the associated value being ratably recognized to compensation expense over the vesting period. Our policy is to recognize forfeitures of RSAs and RSUs as they occur.
Cash-settled RSUs. In 2025, the Company granted cash-settled RSUs to its Chief Executive Officer. The awards vest in one-third increments on the first, second, and third anniversary of the grant date, unless otherwise accelerated under certain provisions included within the award agreement. Given that these awards must be settled in cash, they have been accounted for as liability-classified awards and resulted in $242 of stock-based compensation expense in 2025.
The fair value of cash-settled RSUs was initially determined based on the fair value of the Company’s stock on the grant date, with awards being remeasured at the end of each reporting period until settlement. Compensation expense is based upon the remeasured fair value multiplied by the percentage of the requisite service that has been rendered as of the remeasurement date. Our policy is to recognize forfeitures of cash-settled RSUs as they occur.
Performance share units. PSUs are granted to eligible employees and represent the right to receive common stock upon the achievement of certain performance-based or market conditions. A target number of PSUs are awarded on the grant date and recipients are eligible to earn shares of common stock between 0% and 200% of the target. PSUs earned, if any, cliff vest at the end of the second or third year following the date of grant based on the degree of satisfaction of the applicable conditions.
Prior to 2024, PSUs were granted to eligible employees with vesting based on both performance-based and market conditions. 75% of an employee’s grant was based on the Company’s relative total shareholder return (“TSR”) performance compared to the peer group in our Proxy Statement covering calendar year 2023, with the remaining 25% based on actual Company performance as compared to the achievement of targeted Adjusted EBITDA.
In 2024, PSUs were granted to eligible employees with vesting based solely on a market condition tied to the Company’s relative TSR performance compared to the S&P SmallCap 600 Industrials index.
In 2025, PSUs were granted to eligible employees with vesting based on the following performance-based conditions: (1) 100% cumulative targeted Adjusted EBITDA or (2) 50% cumulative targeted Adjusted EBITDA and 50% cumulative targeted Adjusted Free Cash Flow.
The fair value of the above-described performance-based awards was initially based on the fair value of the Company’s stock on the grant date, with awards being remeasured at the end of each reporting period in accordance with the estimated probable satisfaction of the performance condition. Compensation expense is based on the remeasured fair value multiplied by the percentage of the requisite service that has been rendered as of the remeasurement date. The fair value of PSUs with market conditions was based on a third-party valuation simulating a range of possible outcomes, with the resulting value being ratably recognized to compensation expense over the vesting period. Our policy is to recognize forfeitures of PSUs as they occur.
A summary of the activity of our unvested RSAs issued is as follows:

	2016 Plan		2025 Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	281,953	$23.38	—	$—
Granted	602,442	13.15	—	—
Vested	(233,941)	22.18	—	—
Forfeited	(120,478)	18.16	—	—
Balance at December 31, 2024	529,976	$13.47	—	$—
Granted	307,254	8.48	94,438	7.30
Vested	(376,796)	13.31	—	—
Forfeited	(70,305)	10.71	—	—
Balance at December 31, 2025	390,129	$10.19	94,438	$7.30

A summary of the activity of our unvested RSUs issued is as follows:

	2016 Plan		2025 Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	53,971	$28.33	—	$—
Granted	39,870	17.52	—	—
Vested	(23,796)	34.96	—	—
Forfeited	—	—	—	—
Balance at December 31, 2024	70,045	$19.92	—	$—
Granted	75,118	8.46	216,121	8.56
Vested	(30,850)	21.72	—	—
Forfeited	—	—	—	—
Balance at December 31, 2025	114,313	$11.90	216,121	$8.56
A summary of the activity of our unvested PSUs issued is as follows:

	2016 Plan		2025 Plan
	Shares (1)	Weighted Average Grant Date Fair Value	Shares (1)	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	90,472	$33.62	—	$—
Granted	154,789	24.55	—	—
Vested	(2,616)	67.78	—	—
Forfeited	(87,989)	27.17	—	—
Balance at December 31, 2024	154,656	$27.63	—	$—
Granted	221,534	9.20	216,121	8.56
Vested	(9,811)	27.09	—	—
Forfeited	(72,749)	22.83	—	—
Balance at December 31, 2025	293,630	$14.94	216,121	$8.56
(1)     The number of PSUs granted assumes target shares of 100%.
As of December 31, 2025, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized Stock Compensation	Weighted Average Recognition Period
Unvested RSAs	$2,791	1.3 years
Unvested RSUs	$1,986	2.2 years
Unvested PSUs	$947	1.8 years
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
On May 30, 2025, the Company entered into Amendment No. 1 to the Rights Agreement (the “Rights Agreement Amendment”). Pursuant to the Rights Agreement Amendment, the expiration time of the Rights was extended for one year to June 4, 2026, unless the Rights are earlier redeemed, exchanged or terminated in accordance with the terms and conditions of the Rights Agreement, as amended. Except for the extension of the expiration time, the Rights Agreement remains unaltered and in full force and effect. There is currently no impact on the Company’s Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of December 31, 2025, no preferred stock has been issued.
9.    EMPLOYEE BENEFIT PLANS
401(k) Plan
We offer a contributory 401(k) plan to our U.S. employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $2,585, $2,694, and $2,590 for the years ended December 31, 2025, 2024, and 2023, respectively.
Foreign Subsidiary Defined Benefit and Defined Contribution Plans
We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $1,423 and $1,415 as of December 31, 2025, and 2024, respectively, which is included in “Other long-term liabilities” in the Consolidated Balance Sheets. Annual adjustments to the obligation are based upon actuarial calculations and are recorded within “General and administrative expenses” in the Consolidated Statements of Operations. We recognized income of $166 for the year ended December 31, 2025, and expense of $11 and $91 for the years ended December 31, 2024, and 2023, respectively.
In 2020, a new defined contribution pension plan went into effect for employees at certain foreign subsidiaries, which replaced the defined benefit plan described above. Under the new plan, pension benefits will be financed both through contributions by the Company and employees. The Company contributes between 1.5% and 4.5% of an employee’s salary annually. During the years ended December 31, 2025, 2024, and 2023, the Company contributed $289, $287, and $285, respectively, to the defined contribution plan. Past contributions into the defined benefit plan were unchanged by the new defined contribution plan.
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
The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to partially satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust primarily include company-owned life insurance (“COLI”) on certain current and former employees and money market funds. COLI is accounted for at the cash surrender value while money market funds held by the trust are accounted for at fair value.

Deferred unvested RSAs and deferred common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.
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
The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of December 31, 2025.

	Consolidated Balance Sheet location	December 31, 2025	December 31, 2024
Deferred compensation assets	Prepaid expenses and other	$1,854	$5,742
Deferred compensation assets	Other assets	$2,515	$3,396
Deferred compensation obligations	Other current liabilities	$1,854	$5,742
Deferred compensation obligations	Other long-term liabilities	$5,858	$7,183
10.    INCOME TAXES
The domestic and foreign components of (loss) income before income taxes for our operations consist of the following for the years ended December 31:

	2025	2024	2023
Domestic	$(18,988)	$(161,340)	$16,181
Foreign	11,309	20,350	33,698
(Loss) income before income taxes	$(7,679)	$(140,990)	$49,879
The components of the provision for income taxes consist of the following for the years ended December 31:

	2025	2024	2023
Current – Federal	$(421)	$484	$3,522
Current – State	326	571	733
Current – Foreign	3,930	5,696	9,895
Current income tax expense	3,835	6,751	14,150

Deferred – Federal	(62)	3,230	87
Deferred – State	278	877	587
Deferred – Foreign	15	112	296
Deferred income tax expense	231	4,219	970
Income tax provision	$4,066	$10,970	$15,120

Incomes taxes paid, net of refunds, exceeds 5 percent of total income taxes paid, net of refunds, in the following jurisdictions for the year ended December 31:

2025
Federal	$459
State	228
Foreign
Germany	9,480
All other foreign	368
Total income taxes paid, net of refunds	$10,535
Our deferred tax assets and liabilities consist of the following at December 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$10,693	$5,589
Inventory differences	1,001	1,127
Equity compensation	765	1,231
Investment in joint venture	19,558	20,254
Restructuring	69	206
Purchased intangible assets and goodwill	137	243
Accrued employee compensation and benefits	2,831	3,881
Lease liabilities	2,772	3,204
Interest expense	2,386	2,249
Research and development costs	645	1,239
Other, net	2,251	1,603
Gross deferred tax assets	43,108	40,826
Less valuation allowances	(35,323)	(32,121)
Total deferred tax assets	7,785	8,705

Deferred tax liabilities:
Depreciation and amortization	(3,966)	(4,481)
Right-of-use assets	(2,115)	(2,813)
Other, net	(1,346)	(892)
Total deferred tax liabilities	(7,427)	(8,186)

Net deferred tax assets	$358	$519
As of December 31, 2025, we had loss carryforwards for tax purposes totaling approximately $68,322, comprised of $36,395 foreign, $19,469 domestic federal, and $12,458 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. Federal and most foreign losses can be carried forward indefinitely, while all other losses generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and established valuation allowances on those where we have determined the realization is not more likely than not to occur.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. As of December 31, 2025, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S as of December 31,

2025. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the period in which facts support such changes.
The changes in valuation allowances were as follows for the years ended December 31:

	2025	2024	2023
Balance at January 1	$32,121	$6,167	$6,277
Charged (credited) to expenses	2,538	26,282	(299)
Charged (credited) to other comprehensive loss	664	(328)	189
Balance at December 31	$35,323	$32,121	$6,167
The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 2 “Significant Accounting Policies - Recent Accounting Pronouncements” for additional details on the adoption of ASU 2023-09. A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to income (loss) before taxes is as follows for the year ended December 31:

	2025
	(in thousands, except percentages)
	$	%
Income tax benefit at statutory federal rate	$(1,613)	21.0%
State and local taxes, net of federal income tax effect (1)	477	(6.2)%
Foreign tax effects
Germany
Statutory tax rate difference between Germany and United States	1,313	(17.1)%
Change in valuation allowance	(144)	1.9%
Nontaxable or nondeductible items	331	(4.3)%
Other	(24)	0.3%
Other foreign	82	(1.1)%
Other	32	(0.4)%
Change in valuation allowance	2,523	(32.8)%
Nontaxable or nondeductible items
Income attributable to noncontrolling interest	(364)	4.7%
Permanent items	(113)	1.5%
Equity compensation	749	(9.8)%
Executive compensation limitations	670	(8.7)%
Change in unrecognized tax benefits	(3)	—%
Other	150	(1.9)%
Income tax provision	$4,066	(52.9)%
(1)     State taxes in California and Texas contributed to the majority (greater than 50%) of the tax effect in this line item.

As previously disclosed prior to the adoption of ASU 2023-09, the reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to (loss) income before income taxes is as follows for the years ended December 31:

	2024	2023
Statutory U.S. federal income tax	$(29,608)	$10,475
Foreign rate differential	2,086	3,562
Permanent items	566	975
U.S. state income tax, net of federal benefit	(1,665)	1,275
Loss (income) attributable to noncontrolling interest	12,072	(1,793)
Equity compensation	413	1,080
Return to provision adjustments	195	(247)
Deemed repatriation of foreign earnings	463	90
Other	166	2
Change in valuation allowances	26,282	(299)
Income tax provision	$10,970	$15,120
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
DMC’s U.S. federal tax returns are open for examination for the tax years 2022 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2021 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2021 onward, depending on jurisdiction.
At December 31, 2025 and 2024, the balance of unrecognized tax benefits was $5,725 and $5,240, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2025, are $4,968 of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2025, and 2024, our accrual for interest and penalties related to uncertain tax positions were $74, and $81, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits, beginning balance	$5,240	$5,017	$2,106
(Reductions) additions based on tax positions related to the current year	(227)	558	2,841
Additions (reductions) based on tax positions related to prior years	712	(335)	70
Settlements	—	—	—
Unrecognized tax benefits, ending balance	$5,725	$5,240	$5,017
The Tax Cuts and Jobs Act (“TCJA”), enacted in December 2017, provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence; however, if any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes, as well as foreign withholding taxes. We continually reassess the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. The simultaneous downturns in two of our businesses in 2024 led to the determination that we may need to access previously reinvested earnings of our international subsidiaries. As such, in 2024, we recorded a deferred tax liability of $168, representing potential taxes that could result from the distribution of foreign earnings to the U.S. parent. The balance of this deferred tax liability at December 31, 2025, was $470.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates through 2027. The OBBBA did not have a material impact on our tax provision, but we anticipate a reduction to cash taxes paid in future years primarily due to favorable provisions related to depreciation and interest deductions.
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
Our reportable segments are separately managed, strategic business units that offer different products. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies, and each segment has separate financial information available. The Chief Operating Decision Maker (“CODM”) uses segment operating income or loss to allocate resources (including employees, property, and financial or capital resources) for each segment in the budget and forecasting process and to assess ongoing performance on a monthly basis. The CODM does not review total assets by segment for purposes of assessing segment performance and allocating resources. As such, the disclosure of total assets by segment has not been included below. The accounting policies of our reportable segments are the same as those described in Note 2 “Significant Accounting Policies”. The Company’s CODM is our Board of Directors.
Segment information is as follows for the year ended December 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$246,208	$270,214	$93,418	$609,840
Cost of products sold	179,540	226,091	68,677	474,308
Gross profit	66,668	44,123	24,741	135,532

Stock-based compensation*	635	—	—	635
General and administrative expenses	24,852	10,751	5,169	40,772
Selling and distribution expenses	17,273	22,207	8,791	48,271
Amortization of purchased intangible assets	19,053	—	—	19,053
Restructuring expenses and asset impairments	649	803	1,224	2,676
Operating income	4,206	10,362	9,557	24,125
Unallocated corporate expenses				(19,122)
Unallocated stock-based compensation*				(5,113)
Other expense, net				(1,076)
Interest expense, net				(6,493)
Loss before income taxes				(7,679)
Income tax provision				4,066
Net loss				$(11,745)

Segment information is as follows for the year ended December 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$249,763	$287,686	$105,402	$642,851
Cost of products sold	182,738	237,631	71,591	491,960
Gross profit	67,025	50,055	33,811	150,891

Stock-based compensation*	1,920	—	—	1,920
General and administrative expenses	29,389	10,835	4,299	44,523
Selling and distribution expenses	15,871	21,128	9,461	46,460
Amortization of purchased intangible assets	21,111	44	—	21,155
Restructuring expenses and asset impairments	645	1,881	—	2,526
Goodwill impairment	141,725	—	—	141,725
Operating (loss) income	(143,636)	16,167	20,051	(107,418)
Unallocated corporate expenses				(19,230)
Unallocated stock-based compensation*				(4,610)
Other expense, net				(1,068)
Interest expense, net				(8,664)
Loss before income taxes				(140,990)
Income tax provision				10,970
Net loss				$(151,960)
Segment information is as follows for the year ended December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$298,909	$315,026	$105,253	$719,188
Cost of products sold	206,657	228,325	71,724	506,706
Gross profit	92,252	86,701	33,529	212,482

Stock-based compensation*	1,571	—	—	1,571
General and administrative expenses	29,708	15,806	4,092	49,606
Selling and distribution expenses	16,958	21,472	9,570	48,000
Amortization of purchased intangible assets	22,608	59	—	22,667
Restructuring expenses and asset impairments	—	3,011	440	3,451
Operating income	21,407	46,353	19,427	87,187
Unallocated corporate expenses				(17,466)
Unallocated stock-based compensation*				(8,544)
Other expense, net				(1,782)
Interest expense, net				(9,516)
Income before income taxes				49,879
Income tax provision				15,120
Net income				$34,759
*    Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	2025	2024	2023
Depreciation and Amortization:
Arcadia Products	$23,112	$24,792	$26,303
DynaEnergetics	7,320	6,755	6,906
NobelClad	3,211	3,175	2,893
Segment depreciation and amortization	33,643	34,722	36,102
Corporate and other	314	324	405
Consolidated depreciation and amortization	$33,957	$35,046	$36,507
The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2025	2024
United States	$100,822	$104,722
Germany	26,415	24,445
Canada	69	63
France	44	45
Rest of the world	8	1
Total	$127,358	$129,276

	2025	2024	2023
Acquisition of property, plant and equipment:
Arcadia Products	$2,271	$3,976	$6,051
DynaEnergetics	2,781	6,636	6,545
NobelClad (1)	11,160	5,751	2,944
Segment acquisition of property, plant and equipment	16,212	16,363	15,540
Corporate and other	291	921	434
Consolidated acquisition of property, plant and equipment	$16,503	$17,284	$15,974
(1)     Excludes proceeds from property, plant and equipment reimbursements as described in Note 2 “Significant Accounting Policies”.
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
Arcadia Products

	2025	2024	2023
West	$205,572	$207,642	$237,629
South	20,019	23,393	30,055
Northeast	11,704	9,957	21,582
Midwest	8,913	8,771	9,643
Total Arcadia Products	$246,208	$249,763	$298,909

DynaEnergetics

	2025	2024	2023
United States	$214,318	$220,114	$245,391
Canada	11,498	21,818	23,404
Kuwait	4,837	5,921	4,980
Oman	4,506	7,497	7,833
Indonesia	4,292	2,588	2,622
Egypt	3,919	3,409	2,340
United Arab Emirates	3,496	236	4,742
Iraq	1,475	510	6,034
India	994	6,314	2,179
Rest of the world (1)	20,879	19,279	15,501
Total DynaEnergetics	$270,214	$287,686	$315,026
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.
NobelClad

	2025	2024	2023
United States	$31,907	$51,275	$53,024
Germany	17,807	9,353	4,695
Canada	10,196	10,625	7,588
South Korea	4,281	850	4,562
China	3,886	4,689	6,438
Belgium	3,166	637	2,009
Saudi Arabia	2,907	4,702	3,542
France	2,807	2,684	2,988
United Arab Emirates	2,595	3,551	4,485
Netherlands	2,505	3,379	1,656
Rest of the world (1)	11,361	13,657	14,266
Total NobelClad	$93,418	$105,402	$105,253
(1)        Rest of the world does not include any individual country comprising sales greater than 3% of total NobelClad revenue.
During the years ended December 31, 2025, 2024, and 2023, one DynaEnergetics customer accounted for approximately 26%, 23%, and 15%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 32% and 30% of consolidated accounts receivable as of December 31, 2025, and 2024, respectively.
12.    DERIVATIVE INSTRUMENTS
We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of forward contracts are recognized in “Other expense, net” within our Consolidated Statements of Operations.
We execute derivatives with a specialized foreign exchange brokerage firm as well as other large financial institutions. The primary credit risk inherent in derivative agreements is the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. We perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreement but will take action if doubt arises regarding the counterparties’ ability to perform.
As of December 31, 2025, and 2024, the net notional amounts of forward contracts the Company held were $10,858 and $8,331, respectively. At December 31, 2025, and 2024, the fair value of outstanding forward contracts was $0.
The following table reflects the location and amount of net (losses) gains from our foreign currency contracts for the years presented. These net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

Derivative type	Statements of Operations Location	2025	2024	2023
Foreign currency contracts	Other expense, net	$848	$(1,893)	$13
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
Stormwater Regulatory Matter
In 2024, the Company entered into a Consent Decree with Los Angeles Waterkeeper (“Waterkeeper”) to settle a citizen suit alleging stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The Consent Decree requires the Company to undertake certain improvements to its stormwater management infrastructure and practices at all three facilities over the next several years. The Consent Decree was entered by the U.S. District Court for the Central District of California following a U.S. Department of Justice 45-day review period.
The Company also has been in contact with the Los Angeles Regional Water Quality Control Board to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $408 in aggregate as of December 31, 2025 to address potential claims.
Other Matters
The Company has been notified by a customer of a potential performance issue involving one of NobelClad’s products. As of the date of this report, no legal claim has been asserted, and no legal proceeding has commenced. We are currently evaluating the matter, including by conducting internal testing. The Company has determined that a loss related to this matter is reasonably possible; however, we are unable at this time to reasonably estimate the amount or range of any potential loss. Accordingly, no liability has been recorded in the Consolidated Financial Statements.
Factors that will impact the amount of loss in this matter, if any, include the results of ongoing testing, the scope and cost of any product replacement or remediation, the allocation of responsibility among the customer, the Company, and any relevant third-parties, and the extent of available insurance coverage and recoveries.
14.    STRATEGIC REVIEW AND RELATED EXPENSES
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
During the year ended December 31, 2025, strategic review and related expenses were $2,690, and primarily included $2,099 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation. During the year ended December 31, 2024, strategic review and related expenses were $7,765, and primarily included $4,076 in professional service fees and $2,988 in employee retention compensation, including $372 of stock-based compensation.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2025.
ITEM 9A.             Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. Our management’s annual report on internal control over financial reporting is set forth below.
Management’s Report on Internal Control over Financial Reporting
The management of DMC Global Inc. (“DMC” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2025, based on the 2013 framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.
DMC’s internal control over financial reporting as of December 31, 2025, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of DMC Global Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 23, 2026

ITEM 9B.             Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.                                        Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Board of Directors,” “Corporate Governance,” “Report of the Audit Committee of the Board of Directors,” and “Delinquent Section 16 Reports” (to the extent reported therein), and the information therein is incorporated herein by reference.
ITEM 11.                                        Executive Compensation
The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Summary Compensation Table For Fiscal Year 2025,” “Pay Versus Performance,” “Grants of Plan-Based Awards,” “Employment Agreements,” “Outstanding Equity Awards at Fiscal Year-End 2025,” “Stock Vested During 2025,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination,” “Director Compensation,” and “CEO Pay Ratio for Fiscal Year 2025,” and the information therein is incorporated herein by reference.
ITEM 12.                                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management,” and the information therein is incorporated herein by reference.
ITEM 13.                                        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Board of Directors,” and the information therein is incorporated herein by reference.
ITEM 14.                                        Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders under the caption “Proposal 4: Ratification of Independent Registered Public Accounting Firm” and the information therein is incorporated herein by reference.

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
(a)(3)                  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 4, 2016).
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022).

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
3.5
Certificate of Designation, Preferences and Rights of Series B Participating Preferred Stock of DMC Global Inc., dated June 5, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024).

4.1*	Description of Capital Stock.
4.2
Stockholder Protection Rights Agreement, dated as of June 5, 2024, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2024).

4.3
Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of May 30, 2025, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2025).

10.1
Credit Agreement dated as of December 23, 2021, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021).

10.2
First Amendment to the Credit Agreement, dated February 6, 2024, by and between DMC Global Inc., certain of its domestic subsidiaries as borrowers, the lenders party thereto and KeyBank National Association, as administrative agent, a swing line lender and an issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2024).

10.3
Second Amendment to the Credit Agreement, dated June 10, 2025, by and between DMC Global Inc., certain of its domestic subsidiaries as borrowers, the lenders party thereto and KeyBank National Association, as administrative agent, a swing line lender and an issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2025).

10.4
Second Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated February 28, 2023, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2023).

10.5
Amendment to Second Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated December 3, 2024, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024).

Exhibit Number	Description
10.6
Restrictive Covenant Agreement, dated December 23, 2021, by and among James Schladen and Victoria Schladen, individually and as trustees of the Schladen Family Trust, Arcadia Products, LLC and DMC Global Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 28, 2021).

10.7
Novated Promissory Note, dated December 31, 2023, issued by Synergex Arcadia Holdings LLC, to DMC Global Inc. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 24, 2025).

10.8
Management Services Agreement, dated December 23, 2021, between Arcadia Products, LLC and DMC Global Inc. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on December 28, 2021).

10.9
Equity Purchase Agreement, dated December 16, 2021, by and among DMC Global Inc., Arcadia, Inc., New Arcadia Holdings, Inc. and each of the shareholders of Arcadia named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2021).

10.10†	Employment Agreement dated July 26, 2013, from the Company to Ian Grieves (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 9, 2017).
10.11†	Retention Agreement dated February 16, 2024, by and between the Company and Ian Grieves (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2024).
10.12†	Employment Agreement dated July 24, 2020 from the Company to Antoine Nobili (incorporate by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 22, 2021).
10.13†	Employment Offer Letter dated December 20, 2022, from the Company to Eric Walter (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2023).
10.14†
Employment Offer Letter from Arcadia Products, LLC to James Schladen, dated January 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2025).

10.15†
Severance and Release Agreement, dated as of October 16, 2024, by and between the Company and James Chilcoff (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 24, 2025).

10.16†
Interim President and Chief Executive Officer Letter Agreement between DMC Global Inc. and James O’Leary effective November 29, 2024 and entered into on December 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2024).

10.17†	Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 8, 2018).
10.18†	First Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 24, 2025).
10.19†
Second Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 23, 2024).

10.20†	Third Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 23, 2024).
10.21†	DMC Global Inc. 2016 Omnibus Incentive Plan dated November 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 4, 2016).
10.22†	DMC Global Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-287265) filed on May 14, 2025).
10.23†
Form of Executive Officer Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on March 9, 2017).

10.24†	Form of Director Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed with the Commission on March 8, 2018).
10.25†
Form of Executive Officer Restricted Stock Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on March 9, 2017).

10.26†
Form of Executive Officer Performance Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Form-10-K filed with the Commission on March 1, 2022).

10.27†	DMC Global Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 18, 2025).
10.28†
Form of Executive Officer Restricted Stock Award Agreement under the 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2025).

Exhibit Number	Description
10.29†
Form of Director Restricted Stock Award Agreement under the 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2025).

10.30†
Form of Executive Officer Restricted Stock Unit Award Agreement under the 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2025).

10.31†
Form of Executive Officer Performance Unit Award Agreement under the 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2025).

10.32†
President and Chief Executive Officer Letter Agreement between James O’Leary and DMC Global Inc., dated as of June 20, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2025).

10.33†	Restricted Stock Unit Award Agreement (Chief Executive Officer Form) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2025).
10.34†	Performance Share Unit Award Agreement (Chief Executive Officer Form) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 23, 2025).
10.35*†	Form of Indemnification Agreement.
10.36†	Form of RSA Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 19, 2024).
10.37†	Form of Cash Retention Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on November 19, 2024).
10.38
Sublease for Dunbar, Pennsylvania clad metal shooting site dated December 16, 2000 by and between Mypodiamond, Inc. and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 8, 2018).

10.39
Sublease for Dunbar, Pennsylvania clad metal shooting site dated May 7, 2024 by and between Pureon Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

10.40†
Company’s Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed April 5, 2017, relating to the Company’s 2017 Annual Meeting of Stockholders).

10.41
Lease Agreement for Broomfield, Colorado office space dated August 20, 2018 between Semaho, Inc. and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2018).

10.42†
Letter Agreement, effective as of October 16, 2024, between DMC Global Inc. and James O’Leary (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on February 24, 2025).

10.43*	Lease Agreement for Troisdorf, Germany manufacturing and office space dated January 1, 2026 between DynITEC GmbH and the Company.
19.1*	DMC Global Inc. Insider Trading Policy.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on February 27, 2023).
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DMC Global Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 23, 2024).
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document

Exhibit Number	Description
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
__________________

*	Filed with this report.
**	Furnished with this report.
†	Exhibit constitutes a management contract or compensatory plan or arrangement.
ITEM 16.                                        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.

February 23, 2026	By:	/s/ Eric V. Walter
Eric V. Walter
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James O’Leary	Executive Chairman, President and Chief Executive Officer	February 23, 2026
James O’Leary	(Principal Executive Officer)

/s/ Eric V. Walter	Chief Financial Officer	February 23, 2026
Eric V. Walter	(Principal Financial Officer)

/s/ Brett Seger	Chief Accounting Officer	February 23, 2026
Brett Seger	(Principal Accounting Officer)

/s/ Ouma Sananikone	Lead Independent Director	February 23, 2026
Ouma Sananikone

/s/ John R. Doubman	Director	February 23, 2026
John R. Doubman

/s/ Ruth I. Dreessen	Director	February 23, 2026
Ruth I. Dreessen

/s/ Michael A. Kelly	Director	February 23, 2026
Michael A. Kelly

/s/ Clifton Peter Rose	Director	February 23, 2026
Clifton Peter Rose

/s/ Sharon S. Spurlin	Director	February 23, 2026
Sharon S. Spurlin