Form 10-Q
period 2026-03-31
DMC Global Inc.
filed 2026-04-30
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☑
The number of shares of Common Stock outstanding was 20,468,807 as of April 23, 2026.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek,” and other phrases of similar meaning. Such statements include, but are not limited to, expectations regarding the impact of volatility of energy markets, the conflict between the United States, Israel, and Iran and related geopolitical instability, evolving global tariff policies on sales and profitability, tariff recoverability, market-responsive initiatives at Arcadia Products, cost reduction and market share expansion initiatives at DynaEnergetics, order activity improvements and shipment timing at NobelClad, market opportunities at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; changes in immigration laws or enforcement programs; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosure about Market Risk	33

Item 4	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5	Other Information	34

Item 6	Exhibits	35

	Signatures	36

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,511	$31,898
Accounts receivable, net of allowance for doubtful accounts of $9,850 and $9,790, respectively	90,861	93,697
Inventories	167,002	144,552
Prepaid expenses and other	12,210	16,224
Total current assets	301,584	286,371
Property, plant and equipment	248,644	249,280
Less - accumulated depreciation	(124,237)	(121,922)
Property, plant and equipment, net	124,407	127,358
Purchased intangible assets, net	150,695	155,051
Deferred tax assets	813	833
Other assets	70,910	66,218
Total assets	$648,409	$635,831

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,386	$48,188
Accrued expenses	12,797	12,375
Accrued income taxes	2,087	4,289
Accrued employee compensation and benefits	11,258	13,111
Contract liabilities	27,048	22,568
Current portion of long-term debt	3,750	3,438
Other current liabilities	10,635	10,356
Total current liabilities	125,961	114,325
Long-term debt	50,204	47,206
Deferred tax liabilities	117	475
Other long-term liabilities	49,852	44,695
Total liabilities	226,134	206,701
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,482,407 and 21,497,468 shares issued, respectively	1,074	1,075
Additional paid-in capital	306,412	306,293
Accumulated deficit	(19,517)	(13,452)
Other cumulative comprehensive loss	(25,257)	(24,716)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 1,007,256 and 979,334 shares, respectively	(27,517)	(27,150)
Total stockholders’ equity	235,195	242,050
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$648,409	$635,831
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$135,595	$159,290
Cost of products sold	110,152	118,091
Gross profit	25,443	41,199
Costs and expenses:
General and administrative expenses	14,132	16,674
Selling and distribution expenses	10,472	11,626
Amortization of purchased intangible assets	4,356	4,763
Strategic review and related expenses	—	1,298
Restructuring expenses	566	325
Total costs and expenses	29,526	34,686
Operating (loss) income	(4,083)	6,513
Other expense:
Other expense, net	(45)	(218)
Interest expense, net	(1,461)	(1,699)
(Loss) income before income taxes	(5,589)	4,596
Income tax provision	1,221	2,733
Net (loss) income	$(6,810)	$1,863
Less: Net (loss) income attributable to redeemable noncontrolling interest	(745)	1,186
Net (loss) income attributable to DMC Global Inc. stockholders	$(6,065)	$677

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04
Weighted average shares outstanding:
Basic	20,066,158	19,812,161
Diluted	20,066,158	19,816,281
Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31,
	2026	2025
Net (loss) income attributable to DMC Global Inc. stockholders	$(6,065)	$677
Adjustment of redeemable noncontrolling interest	(735)	81
Net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(6,800)	$758
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Net (loss) income	$(6,810)	$1,863

Change in cumulative foreign currency translation adjustment	(541)	1,174
Other comprehensive (loss) income	$(7,351)	$3,037

Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(745)	1,186

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(6,606)	$1,851
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Accumulated	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In		Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2025	21,497,468	$1,075	$306,293	$(13,452)	$(24,716)	(979,334)	$(27,150)	$242,050	$187,080
Net loss	—	—	—	(6,065)	—	—	—	(6,065)	(745)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(541)	—	—	(541)	—
Share activity in connection with stock compensation plans	(15,061)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	853	—	—	—	—	853	10
Adjustment of redeemable noncontrolling interest	—	—	(735)	—	—	—	—	(735)	735
Treasury stock activity	—	—	—	—	—	(27,922)	(367)	(367)	—
Balances, March 31, 2026	21,482,407	$1,074	$306,412	$(19,517)	$(25,257)	(1,007,256)	$(27,517)	$235,195	$187,080

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Share activity in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(6,810)	$1,863
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,715	3,660
Amortization of purchased intangible assets	4,356	4,763
Amortization of deferred debt issuance costs	231	217
Stock-based compensation	863	1,599
Bad debt expense	61	706
Deferred income taxes	(339)	22
Other, net	(119)	555
Change in:
Accounts receivable, net	2,350	(10,572)
Inventories	(22,880)	4,557
Prepaid expenses and other	7,899	3,239
Accounts payable	11,029	203
Contract liabilities	4,587	(4,758)
Accrued expenses and other liabilities	(7,322)	(1,566)
Net cash (used in) provided by operating activities	(2,379)	4,488
Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,110)	(3,779)
Proceeds from property, plant and equipment reimbursements	847	426
Proceeds on sale of property, plant and equipment	—	21
Net cash used in investing activities	(1,263)	(3,332)
Cash flows from financing activities:
Repayments on term loan	(625)	(625)
Borrowings on revolving loans	58,600	8,500
Repayments on revolving loans	(54,775)	(6,375)
Distributions to redeemable noncontrolling interest holder	—	(1,151)
Treasury stock purchases	(367)	(484)
Net cash provided by (used in) financing activities	2,833	(135)

Effects of exchange rates on cash	422	(605)

Net (decrease) increase in cash and cash equivalents	(387)	416
Cash and cash equivalents, beginning of the period	31,898	14,289
Cash and cash equivalents, end of the period	$31,511	$14,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)
1.      BASIS OF PRESENTATION
The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2025.
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
During the three months ended March 31, 2026, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, continued volatility in oil and gas markets, elevated interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, net provisions of $61 and $706, respectively, were recorded.
The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2025	$313	$9,445	$32	$9,790
Current period provision for expected credit losses	86	31	—	117
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously reserved	(5)	(51)	—	(56)
Impacts of foreign currency exchange rates and other	—	(1)	—	(1)
Allowance for doubtful accounts, March 31, 2026	$394	$9,424	$32	$9,850

Contract Liabilities
At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities consisted of the following for the periods presented:

	March 31, 2026	December 31, 2025
Arcadia Products	$11,022	$9,073
DynaEnergetics	855	483
NobelClad	15,171	13,012
Total	$27,048	$22,568
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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive (Loss) Income. As of March 31, 2026, and December 31, 2025, the redeemable noncontrolling interest was $187,080, which is equal to the floor value per the Operating Agreement.
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
Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia Products business segment also predominantly arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advanced payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 9 “Business Segments” for disaggregated revenue disclosures.
See additional revenue recognition policy disclosures specific to each of our business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2025.
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

	Three months ended March 31,
	2026	2025
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	$(6,065)	$677
Adjustment of redeemable noncontrolling interest	(735)	81
Less: Undistributed net income available to participating securities	—	(24)
Numerator for basic net (loss) income per share:	(6,800)	734
Add: Undistributed net income allocated to participating securities	—	24
Less: Undistributed net income reallocated to participating securities	—	(24)
Numerator for diluted net (loss) income per share:	$(6,800)	$734
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	20,066,158	19,812,161
Effect of dilutive securities (1)	—	4,120
Weighted average shares outstanding for diluted net (loss) income per share	20,066,158	19,816,281
Net (loss) income per share attributable to DMC Global Inc. stockholders
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.04
(1)     Given that we were in a net loss position for the three months ended March 31, 2026, all potentially dilutive shares were anti-dilutive and therefore excluded from the determination of diluted EPS. For the three months ended March 31, 2025, 71,813 shares were excluded as their effect would have been anti-dilutive.
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
The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants previously could elect to diversify contributions of equity awards into other investment options available to Plan participants. Once diversified, such contributions are settled by delivery of cash.
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
Deferred unvested RSAs and deferred common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.
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
The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of March 31, 2026.

	Balance Sheet location	March 31, 2026	December 31, 2025
Deferred compensation assets	Prepaid expenses and other	$1,961	$1,854
Deferred compensation assets	Other assets	$795	$2,515
Deferred compensation obligations	Other current liabilities	$1,961	$1,854
Deferred compensation obligations	Other long-term liabilities	$4,190	$5,858
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
Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $12 and $688 as of March 31, 2026, and December 31, 2025, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.
We did not have any Level 3 assets or liabilities recorded as of March 31, 2026, or December 31, 2025.
Restructuring Expenses
Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three months ended March 31, 2026, and 2025, we recorded total restructuring expenses of $566 and $325, respectively, related to employee severance associated with headcount reductions at Arcadia Products and DynaEnergetics.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose more detailed information about the types of expense in commonly presented expense captions to provide investors with more transparent and detailed expense information. The guidance is effective for fiscal years beginning after December 15, 2026 on a prospective basis. Early adoption and retrospective application of the amendments are permitted. The Company is within the scope of this ASU and expects to adopt ASU 2024-03 on January 1, 2027.
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
Inventories consisted of the following at March 31, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$12,663	$19,739	$10,665	$43,067
Work-in-process	8,297	12,831	16,334	37,462
Finished goods	54,926	30,885	363	86,174
Supplies	—	—	299	299
Total inventories	$75,886	$63,455	$27,661	$167,002
Inventories consisted of the following at December 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,382	$24,240	$9,060	$42,682
Work-in-process	6,797	10,036	10,244	27,077
Finished goods	50,257	23,942	314	74,513
Supplies	—	—	280	280
Total inventories	$66,436	$58,218	$19,898	$144,552

4.      PURCHASED INTANGIBLE ASSETS
Our purchased intangible assets consisted of the following at March 31, 2026:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(75,536)	$134,964
Trademarks / Trade names	22,000	(6,269)	15,731
Total intangible assets	$232,500	$(81,805)	$150,695
Our purchased intangible assets consisted of the following at December 31, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(71,546)	$138,954
Trademarks / Trade names	22,000	(5,903)	16,097
Total intangible assets	$232,500	$(77,449)	$155,051
5.      LEASES
The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Nearly all of the Company’s leasing arrangements are classified as operating leases. Right-of-use (“ROU”) asset and lease liability balances were as follows for the periods presented:

	March 31, 2026	December 31, 2025
ROU asset	$43,194	$36,018

Current lease liability	8,561	8,337
Long-term lease liability	38,725	31,805
Total lease liability	$47,286	$40,142
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
6.      DEBT
Outstanding borrowings consisted of the following at:

	March 31, 2026	December 31, 2025
Syndicated credit agreement:
U.S. Dollar revolving loan	$10,200	$6,375
Term loan	45,000	45,625
European line of credit	—	—
Outstanding borrowings	55,200	52,000
Less: debt issuance costs	(1,246)	(1,356)
Total debt	53,954	50,644
Less: current portion of long-term debt	(3,750)	(3,438)
Long-term debt	$50,204	$47,206
Syndicated Credit Agreement
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility is payable in installments of $938 per quarter through March 31, 2028. Quarterly term loan payments increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2026, and December 31, 2025, bank guarantees of $2,800 and $800, respectively, were secured.
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
As of March 31, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
European Line of Credit
We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2026, and December 31, 2025, we had no outstanding borrowings under the line of credit, and bank guarantees of €2,876 and €3,074, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.
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
On May 30, 2025, the Company entered into Amendment No. 1 to the Rights Agreement to extend the expiration time of the Rights for one year to June 4, 2026. On April 24, 2026, the Company entered into Amendment No. 2 to the Rights Agreement to extend the expiration time of the Rights for one year to June 4, 2027 (unless the Rights are earlier redeemed, exchanged or terminated in accordance with the terms and conditions of the Rights Agreement, as amended). Except for the extension of the expiration time, the Rights Agreement remains unaltered and in full force and effect. There is currently no impact on the Company’s Condensed Consolidated Financial Statements.
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. As of March 31, 2026, no preferred stock has been issued.
8.     INCOME TAXES
The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income (loss) from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 32%), permanent differences between book and taxable income, and income or loss attributable to the redeemable noncontrolling interest holder.
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
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. As of March 31, 2026, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of March 31, 2026. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the period in which facts support such changes.
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
9.      BUSINESS SEGMENTS
Our business is organized into three segments: Arcadia Products, DynaEnergetics and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the high-end residential construction market. DynaEnergetics designs, manufactures, markets, and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (“LNG”) processing equipment.

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
Segment information is as follows for the three months ended March 31, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$56,706	$59,547	$19,342	$135,595
Cost of products sold	43,041	52,042	14,965	110,048
Gross profit	13,665	7,505	4,377	25,547

Stock-based compensation*	24	—	—	24
General and administrative expenses	6,367	2,640	1,168	10,175
Selling and distribution expenses	4,425	3,882	2,157	10,464
Amortization of purchased intangible assets	4,356	—	—	4,356
Restructuring expenses	495	71	—	566
Operating (loss) income	(2,002)	912	1,052	(38)
Unallocated corporate expenses				(3,167)
Unallocated stock-based compensation*				(878)
Other expense, net				(45)
Interest expense, net				(1,461)
Loss before income taxes				(5,589)
Income tax provision				1,221
Net loss				$(6,810)

Segment information is as follows for the three months ended March 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$65,580	$65,551	$28,159	$159,290
Cost of products sold	45,219	52,740	20,062	118,021
Gross profit	20,361	12,811	8,097	41,269

Stock-based compensation*	237	—	—	237
General and administrative expenses	7,306	2,747	1,192	11,245
Selling and distribution expenses	4,734	4,476	2,283	11,493
Amortization of purchased intangible assets	4,763	—	—	4,763
Restructuring expenses	325	—	—	325
Operating income	2,996	5,588	4,622	13,206
Unallocated corporate expenses				(5,367)
Unallocated stock-based compensation*				(1,326)
Other expense, net				(218)
Interest expense, net				(1,699)
Income before income taxes				4,596
Income tax provision				2,733
Net income				$1,863
*    Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended March 31,
	2026	2025
Depreciation and amortization:
Arcadia Products	$5,385	$5,769
DynaEnergetics	1,763	1,791
NobelClad	841	794
Segment depreciation and amortization	7,989	8,354
Corporate and other	82	69
Consolidated depreciation and amortization	$8,071	$8,423
The disaggregation of revenue earned from contracts with customers is based on the geographic location of the customer. For Arcadia Products, net sales have been presented consistent with United States regional definitions as provided by the American Institute of Architects. For DynaEnergetics and NobelClad, all net sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following represents our net sales based on the geographic location of the customer for the periods presented:
Arcadia Products

	Three months ended March 31,
	2026	2025
West	$47,763	$56,360
South	4,586	5,174
Northeast	2,560	2,146
Midwest	1,797	1,900
Total Arcadia Products	$56,706	$65,580

DynaEnergetics

	Three months ended March 31,
	2026	2025
United States	$48,605	$53,296
Turkey	3,154	506
Canada	1,595	3,813
Kuwait	1,104	887
Egypt	953	856
Indonesia	623	1,114
Oman	—	2,039
Rest of the world (1)	3,513	3,040
Total DynaEnergetics	$59,547	$65,551
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.
NobelClad

	Three months ended March 31,
	2026	2025
China	$5,469	$29
United States	4,615	8,962
Sweden	2,769	713
Canada	1,702	2,233
Australia	757	521
United Arab Emirates	728	975
Netherlands	572	367
Germany	539	9,750
France	475	407
Belgium	56	512
Saudi Arabia	48	1,799
Austria	13	469
Rest of the world (1)	1,599	1,422
Total NobelClad	$19,342	$28,159
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue.
During the three months ended March 31, 2026, and 2025, one DynaEnergetics customer accounted for approximately 23% and 26%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 26% and 32% of consolidated accounts receivable as of March 31, 2026, and December 31, 2025, respectively.
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
As of March 31, 2026, and December 31, 2025, the net notional amounts of forward contracts the Company held were $6,351 and $10,858, respectively. At March 31, 2026, and December 31, 2025, the fair value of outstanding forward contracts was $0.
The following table reflects the location and amount of net (losses) gains from our foreign currency contracts for the periods presented. These net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended March 31,
Derivative	Statements of Operations Location	2026	2025
Foreign currency contracts	Other expense, net	$7	$315
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
Stockholder Litigation
On December 6, 2024, Samuel Garson, individually and on behalf of a putative class, filed a securities class action lawsuit in the United States District Court for the District of Colorado (the “District Court”) against the Company and other defendants (collectively, the “Defendants”). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 promulgated thereunder on behalf of a putative class of all persons who purchased the Company’s securities between May 3, 2024, and November 4, 2024. In particular, the complaint alleged that the Defendants made false and misleading statements during the class period concerning the Company’s business resulting in injury to the purported class members. On January 27, 2025, a second securities class action lawsuit was filed in the District Court by Alessandro Laurent, individually and of behalf of a putative class, asserting substantially the same allegations, but on behalf of all purchasers of the Company’s securities between January 29, 2024 and November 4, 2024. Both complaints sought certification of a class of purchasers of the Company’s securities during the respective class periods and an award of damages, interest, costs and expenses (including attorney’s fees) to the respective plaintiffs and class members. On February 5, 2025, the District Court ordered the two lawsuits consolidated, and on June 23, 2025, the lead plaintiff in the consolidated case filed an amended complaint adding additional allegations within the class period. On August 22, 2025, the Defendants moved to dismiss all claims in the consolidated case. On March 20, 2026, the District Court granted the Defendants’ motion and dismissed all claims.
On June 6, 2025, Michael Lewis filed a related stockholder derivative lawsuit in the District Court against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties under Delaware law and violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in the Garson and Laurent complaints. On July 16, 2025, Lee Runey filed another related stockholder derivative lawsuit, also in the District Court, against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties and other similar claims under Delaware law as well as violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in Lewis and the amended complaint in Garson. On August 23, 2025, the parties in both derivative cases jointly requested that the District Court consolidate and stay the derivative cases until after a ruling is issued on the pending Garson motion to dismiss, and the District Court granted such request on October 14, 2025. On April 2, 2026, upon the District Court’s grant of the Defendants’ motion to dismiss, the parties in both derivative cases jointly requested, and the District Court granted, an extension of the stay until May 1, 2026.
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
The Company also has been in contact with the Los Angeles Regional Water Quality Control Board to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $408 in aggregate as of March 31, 2026 to address potential claims.
Other Matters
The Company has been notified by a customer of a potential performance issue involving one of NobelClad’s products. As of the date of this report, no legal claim has been asserted, and no legal proceeding has commenced. We are currently evaluating the matter. The Company has determined that a loss related to this matter is reasonably possible; however, we are unable at this time to reasonably estimate the amount or range of any potential loss. Accordingly, no liability has been recorded in the Condensed Consolidated Financial Statements.
Factors that will impact the amount of loss in this matter, if any, include the results of testing, the scope and cost of any product replacement or remediation, the allocation of responsibility among the customer, the Company, and any relevant third-parties, and the extent of available insurance coverage and recoveries.
U.S. Tariffs
On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 5, 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. The rulings did not determine the scope or mechanics of any potential refunds. The Company is assessing the potential recoverability of tariffs previously paid under the IEEPA, and as of the date of this report, the Company has not recorded any amounts related to potential refunds, as the outcome and timing remain uncertain.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2025.
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
Factors Affecting Results
•Consolidated net sales were $135,595 in the first quarter of 2026 versus $159,290 in the first quarter of 2025, a decrease of 15%. The decline was attributable to lower sales at all three business segments, as described below.
•Arcadia Products reported net sales of $56,706 in the first quarter of 2026, representing a decrease of 14% compared with the first quarter of 2025. The decrease was primarily attributable to lower sales volumes in longer-cycle commercial and high-end residential markets.
•DynaEnergetics reported net sales of $59,547 in the first quarter of 2026, representing a decrease of 9% compared with the first quarter of 2025. The decline largely resulted from lower sales volumes and a decrease in pricing due to a highly competitive core North American market, which collectively reduced net sales by $6,908. This decrease was partially offset by an increase in international sales of $904 primarily due to project timing.
•NobelClad reported net sales of $19,342 in the first quarter of 2026, representing a decrease of 31% compared with the first quarter of 2025 driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.76x as of March 31, 2026 in comparison to the maximum ratio permitted of 3.0x. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, was 0.76x as of March 31, 2026.
Refer to “Consolidated Results of Operations” and “Business Segment Financial Information” below for additional discussion.
Outlook
Our three manufacturing businesses continue to closely monitor evolving macroeconomic conditions, including the conflict in the Middle East and other geopolitical and economic challenges, such as volatility in global oil and gas markets, persistently elevated interest rates, and evolving global tariff policies. DynaEnergetics and NobelClad serve the upstream and downstream segments of the oil and gas industry, respectively, and continue to address the impacts of volatile crude oil prices. Sales and profitability could be adversely affected if we, or our customers, are unable to mitigate the above described impacts.
Arcadia Products is working to mitigate the impact of elevated interest rates, volatile input costs, and generally lower construction activity in its core regional markets. These factors have created a competitive and challenging bidding environment, which has impacted Arcadia Products’ current ability to fully pass through higher input costs, mainly with respect to aluminum, which recently reached a multi-year high. While the business continues to focus on strengthening its core commercial operations, which generate approximately 75% of the segment’s sales, the current environment is expected to continue impacting Arcadia Products’ net sales and profitability during 2026. An important twelve-month leading indicator for Arcadia Products is the Architectural Billings Index (“ABI”). In March 2026, the ABI for Arcadia Products’ core western U.S. market rose above 50 for the first time since December 2024, indicating that more firms are reporting increased billings than those reporting declining billings.
DynaEnergetics is continuing a series of initiatives designed to reduce costs and increase market share. These efforts are intended to offset volatility in crude oil prices and potentially lower international activity associated with the current conflict in the Middle East. DynaEnergetics also is pursuing growth opportunities in the enhanced geothermal market and has expanded its sales and marketing efforts in certain emerging global shale markets.
At NobelClad, we use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to assess near-term demand. Most firm purchase orders and commitments are realized and shipped within 12 months. Order backlog increased to $70,308 at the end of the first quarter of 2026, the highest level in more than 15 years and up 12% from $62,612 at the end of the fourth quarter of 2025. We expect shipments of orders associated with the previously announced international petrochemical project to improve NobelClad’s financial performance during 2026. NobelClad is pursuing additional opportunities with the U.S. Navy following its recently announced plans to accelerate its Naval readiness program.
Each of our businesses are evaluating additional mitigation strategies and targeted cost reduction programs if business does not improve as 2026 progresses.
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
•Net debt: defined as total debt less consolidated cash and cash equivalents per the Condensed Consolidated Balance Sheets.
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

Consolidated Results of Operations
Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ change	% change
Net sales	$135,595	$159,290	$(23,695)	(15%)
Gross profit	25,443	41,199	(15,756)	(38%)
Gross profit percentage	18.8%	25.9%
COSTS AND EXPENSES:
General and administrative expenses	14,132	16,674	(2,542)	(15%)
% of net sales	10.4%	10.5%
Selling and distribution expenses	10,472	11,626	(1,154)	(10%)
% of net sales	7.7%	7.3%
Amortization of purchased intangible assets	4,356	4,763	(407)	(9%)
% of net sales	3.2%	3.0%
Strategic review and related expenses	—	1,298	(1,298)	(100%)
Restructuring expenses	566	325	241	74%
Operating (loss) income	(4,083)	6,513	(10,596)	163%
Other expense, net	(45)	(218)	173	(79%)
Interest expense, net	(1,461)	(1,699)	238	(14%)
(Loss) income before income taxes	(5,589)	4,596	(10,185)	222%
Income tax provision	1,221	2,733	(1,512)	(55%)
Net (loss) income	(6,810)	1,863	(8,673)	466%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(745)	1,186	(1,931)	163%
Net (loss) income attributable to DMC Global Inc.	(6,065)	677	(6,742)	996%
Adjusted EBITDA attributable to DMC Global Inc.	$3,895	$14,391	$(10,496)	(73%)
Net sales were $135,595 for the three months ended March 31, 2026, a decrease of 15% compared with the same period in 2025, due to lower sales at all three business segments. Arcadia Products’ net sales decreased 14% as a result of lower sales volumes in longer-cycle commercial and high-end residential markets. DynaEnergetics’ net sales decreased 9% largely resulting from lower sales volumes and a decrease in pricing in its core North American market. NobelClad’s net sales decreased 31% driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
Gross profit percentage was 18.8% compared with 25.9% for the same period in 2025. The decrease was attributable to tariff impacts which resulted in higher input costs at DynaEnergetics and a less favorable project and regional mix at NobelClad. Additionally, the decline in gross profit percentage was impacted by the lower absorption of fixed manufacturing overhead costs at all three business segments as a result of the decreases in net sales.
General and administrative expenses decreased $2,542 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to a decrease in compensation expense of $2,293, lower outside services costs of $156, and a decrease in business-related travel of $92.
Selling and distribution expenses decreased $1,154 for the three months ended March 31, 2026, compared with the same period in 2025, driven by lower bad debt expense of $645, a decrease in compensation expenses of $222, and reduced outside services costs of $112.
Amortization of purchased intangible assets decreased $407 for the three months ended March 31, 2026, compared to the same period in 2025, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review and related expenses of $1,298 for the three months ended March 31, 2025 included $932 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.
Restructuring expenses of $566 and $325 for the three months ended March 31, 2026, and 2025, related to employee severance associated with headcount reductions at Arcadia Products and DynaEnergetics.
Operating loss was $4,083 for the three months ended March 31, 2026, compared to operating income of $6,513 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.
Other expense, net of $45 for the three months ended March 31, 2026 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into intercompany and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Income tax provision of $1,221 was recorded on loss before income taxes of $5,589 for the three months ended March 31, 2026, and we recorded an income tax provision of $2,733 on income before income taxes of $4,596 for the three months ended March 31, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rates were impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rates.
Net loss attributable to DMC Global Inc. for the three months ended March 31, 2026 was $6,065, compared with net income attributable to DMC Global Inc. of $677 for the same period in 2025, primarily due to the factors discussed above.
Adjusted EBITDA decreased for the three months ended March 31, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2026	2025
Net (loss) income	$(6,810)	$1,863
Interest expense, net	1,461	1,699
Income tax provision	1,221	2,733
Depreciation	3,715	3,660
Amortization of purchased intangible assets	4,356	4,763
EBITDA	3,943	14,718
Stock-based compensation	902	1,563
Strategic review and related expenses	—	1,298
Restructuring expenses	566	325
Other expense, net	45	218
Adjusted EBITDA	5,456	18,122
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,561)	(3,731)
Adjusted EBITDA attributable to DMC Global Inc.	$3,895	$14,391

Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share decreased for the three months ended March 31, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2026
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(6,065)	$(0.30)
Restructuring expenses, net of tax	368	0.02
As adjusted	$(5,697)	$(0.28)
(1)        Calculated using diluted weighted average shares outstanding of 20,066,158.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Three months ended March 31, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$677	$0.03
Strategic review and related expenses, net of tax	1,298	0.07
Restructuring expenses, net of tax	195	0.01
As adjusted	$2,170	$0.11
(1)        Calculated using diluted weighted average shares outstanding of 19,816,281.
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
Arcadia Products
Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ change	% change
Net sales	$56,706	$65,580	$(8,874)	(14%)
Gross profit	13,665	20,361	(6,696)	(33%)
Gross profit percentage	24.1%	31.0%
COSTS AND EXPENSES:
General and administrative expenses	6,431	7,459	(1,028)	(14%)
Selling and distribution expenses	4,385	4,818	(433)	(9%)
Amortization of purchased intangible assets	4,356	4,763	(407)	(9%)
Restructuring expenses	495	325	170	52%
Operating (loss) income	(2,002)	2,996	(4,998)	167%
Adjusted EBITDA	3,902	9,327	(5,425)	(58%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,561)	(3,731)	(2,170)	(58%)
Adjusted EBITDA attributable to DMC Global Inc.	$2,341	$5,596	$(3,255)	(58%)
Net sales decreased $8,874 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to lower sales volumes in longer-cycle commercial and high-end residential markets.
Gross profit percentage decreased to 24.1% for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
General and administrative expenses decreased $1,028 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to lower compensation costs of $1,015 as a result of a reduction in headcount and lower incentive compensation.
Selling and distribution expenses decreased $433 for the three months ended March 31, 2026, compared with the same period in 2025, primarily driven by lower incentive compensation costs of $300 and a reduction in bad debt expense of $154.
Amortization of purchased intangible assets decreased $407 for the three months ended March 31, 2026, compared with the same period in 2025, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Restructuring expenses of $495 and $325 for the three months ended March 31, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating loss was $2,002 for the three months ended March 31, 2026, compared to operating income of $2,996 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2026	2025
Operating (loss) income	$(2,002)	$2,996
Adjustments:
Depreciation	1,029	1,006
Amortization of purchased intangible assets	4,356	4,763
Stock-based compensation	24	237
Restructuring expenses	495	325
Adjusted EBITDA	3,902	9,327
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,561)	(3,731)
Adjusted EBITDA attributable to DMC Global Inc.	$2,341	$5,596
DynaEnergetics
Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ change	% change
Net sales	$59,547	$65,551	$(6,004)	(9%)
Gross profit	7,505	12,811	(5,306)	(41%)
Gross profit percentage	12.6%	19.5%
COSTS AND EXPENSES:
General and administrative expenses	2,640	2,747	(107)	(4%)
Selling and distribution expenses	3,882	4,476	(594)	(13%)
Restructuring expenses	71	—	71	100%
Operating income	912	5,588	(4,676)	(84%)
Adjusted EBITDA	$2,746	$7,379	$(4,633)	(63%)
Net sales decreased $6,004 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to lower sales volumes and a decrease in pricing due to a highly competitive core North American market, which collectively reduced net sales by $6,908. This decrease was partially offset by an increase in international sales of $904 primarily due to project timing.
Gross profit percentage decreased to 12.6% for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to tariff impacts which resulted in higher input costs as well as lower absorption of fixed manufacturing overhead costs driven by the decrease in net sales in the North American market.
General and administrative expenses were lower by $107 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to a decrease in lease expense.
Selling and distribution expenses were lower by $594 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to a reduction in bad debt expense of $491.
Restructuring expenses of $71 for the three months ended March 31, 2026 related to employee severance associated with headcount reductions.
Operating income of $912 for the three months ended March 31, 2026, decreased compared to operating income of $5,588 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2026	2025
Operating income	$912	$5,588
Adjustments:
Depreciation	1,763	1,791
Restructuring expenses	71	—
Adjusted EBITDA	$2,746	$7,379
NobelClad
Three months ended March 31, 2026 compared with three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ change	% change
Net sales	$19,342	$28,159	$(8,817)	(31%)
Gross profit	4,377	8,097	(3,720)	(46%)
Gross profit percentage	22.6%	28.8%
COSTS AND EXPENSES:
General and administrative expenses	1,168	1,192	(24)	(2%)
Selling and distribution expenses	2,157	2,283	(126)	(6%)
Operating income	1,052	4,622	(3,570)	(77%)
Adjusted EBITDA	$1,893	$5,416	$(3,523)	(65%)
Net sales decreased $8,817 for the three months ended March 31, 2026, compared with the same period in 2025, driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
Gross profit percentage decreased to 22.6% for the three months ended March 31, 2026 due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above as well as a less favorable project and regional mix.
Selling and distribution expenses were lower by $126 for the three months ended March 31, 2026, compared with the same period in 2025, primarily due to decreases in compensation costs of $58 and outside services costs of $39.
Operating income of $1,052 for the three months ended March 31, 2026, decreased compared with operating income of $4,622 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.
Adjusted EBITDA decreased for the three months ended March 31, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2026	2025
Operating income	$1,052	$4,622
Adjustments:
Depreciation	841	794
Adjusted EBITDA	$1,893	$5,416

Liquidity and Capital Resources
We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $22,443 at March 31, 2026, compared with $18,746 at December 31, 2025. The increase was primarily due to net credit facility borrowings of $3,200 to partially fund the payment of incentive compensation earned in 2025.
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
Debt facilities
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility is payable in installments of $938 per quarter through March 31, 2028. Quarterly term loan payments increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
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
The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The actual leverage ratio as of March 31, 2026 was 1.76 to 1.0.
The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2026, was 2.12 to 1.0.

On June 10, 2025, the Company and certain domestic subsidiaries entered into an amendment to the credit facility (the “Second Amendment”) which provided for certain changes to the credit facility, including modifications to the Company’s financial covenants and applicable interest rates to assist with the possible acquisition of the remaining 40% minority interest in Arcadia Products. Key provisions of the Second Amendment include a temporary increase in the Company’s maximum leverage ratio to 3.5x adjusted EBITDA over the trailing 12 months — up from 3.0x — should either the Put Option or the Call Option be exercised. This elevated leverage limit will apply for the first two quarters following payment of the purchase price of the Put Option or the Call Option, followed by a reduction to 3.25x in the third quarter, and a return to 3.0x thereafter.
As of March 31, 2026, borrowings of $45,000 on the term loan under our credit facility were outstanding, and $10,200 was outstanding on the revolver.
We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000. As of March 31, 2026, we had no outstanding borrowings, and bank guarantees of €2,876 were secured.
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
As of March 31, 2026, the value of the redeemable noncontrolling interest under the Operating Agreement was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder and is subject to potential working capital adjustments. Refer to Note 2 in Part I, Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding. We are currently evaluating options for financing the purchase of the noncontrolling interest, which may include cash generated from operations, borrowings under the credit facility, and/or proceeds from debt or equity issuances. Debt financing could materially impact the Company’s leverage while equity financing could materially dilute existing stockholders.
Other contractual obligations and commitments
Our debt balance, net of deferred debt issuance costs, increased to $53,954 at March 31, 2026, from $50,644 at December 31, 2025, for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2025.
Cash flows from operating activities
Net cash used in operating activities was $2,379 for the three months ended March 31, 2026, compared to net cash provided by operating activities of $4,488 in the same period last year. The decrease in the current year was largely driven by higher working capital balances, which included increased inventory balances at all three business segments given an expectation of near-term activity level increases, as well as higher aluminum costs at Arcadia Products.

Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2026, and 2025, of $1,263 and $3,332, respectively, was attributable to the acquisition, net of proceeds received, of property, plant and equipment.
Cash flows from financing activities
Net cash provided by financing activities for the three months ended March 31, 2026 of $2,833 included net credit facility borrowings of $3,200, which were partially offset by treasury stock purchases of $367.
Net cash used in financing activities for the three months ended March 31, 2025 of $135 included distributions to the redeemable noncontrolling interest holder of $1,151 and treasury stock purchases of $484, which were partially offset by net credit facility borrowings of $1,500.
Payment of Dividends
Any determination to pay cash dividends is at the discretion of the Board of Directors. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.
Critical Accounting Estimates
Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. Risk Factors
There have been no material changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2025, except as provided below.
The conflict between the United States, Israel and Iran and related geopolitical instability may adversely affect our business.
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. In particular, the price of aluminum, the most important raw material for Arcadia Products, has increased to a multi-year high in part due to the ongoing conflict and the difficulty in sourcing and transporting this material. While the impacts of conflict between the United States, Israel, and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the first quarter of 2026, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2026	—	$—
February 1 to February 28, 2026	26,813	$6.90
March 1 to March 31, 2026	38,572	$4.73
Total	65,385	$5.62
(1)    Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Omnibus Incentive Plan and the 2025 Omnibus Incentive Plan, as applicable, and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2)    As of March 31, 2026, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,378,219) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (3,099) into other investment options available to participants in the deferred compensation plan.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1
Amendment No. 2 to Stockholder Protection Rights Agreement, dated as of April 24, 2026, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 27, 2026).

10.1†	Form of Employee Performance Share Unit Award Agreement under 2025 Omnibus Incentive Plan.
10.2†	Performance Share Unit Award Agreement (Chief Executive Officer Form) under 2025 Omnibus Incentive Plan.
10.3†	Form of Cash-Based Award Agreement (Time-Based Vesting) under 2025 Omnibus Incentive Plan.
10.4†	Form of Cash-Based Award Agreement (Performance-Based Vesting) under 2025 Omnibus Incentive Plan.
10.5†	Cash-Based Award Agreement (Time-Based Vesting) (Chief Executive Officer) under 2025 Omnibus Incentive Plan.
10.6†	Form of Employee Restricted Stock Award Agreement under 2025 Omnibus Incentive Plan.
10.7†	Form of Director Restricted Stock Award Agreement under 2025 Omnibus Incentive Plan.
10.8†	Form of Executive Officer Restricted Stock Unit Agreement under 2025 Omnibus Incentive Plan.
10.9†	Restricted Stock Unit Agreement (Chief Executive Officer) under 2025 Omnibus Incentive Plan.
10.10†	Secondment Agreement among DynaEnergetics US Inc., DynaEnergetics GmbH and Ian Grieves.
31.1*	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
__________________

*	Filed with this report.
**	Furnished with this report.
†	Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	April 30, 2026	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2026	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)