Form 10-Q
period 2026-06-30
DMC Global Inc.
filed 2026-07-29
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☑
The number of shares of Common Stock outstanding was 20,540,949 as of July 22, 2026.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek,” and other phrases of similar meaning. Such statements include, but are not limited to, expectations regarding the impact of volatility of energy markets, the conflict between the United States, Israel, and Iran and related geopolitical instability, evolving global tariff policies on sales and profitability, tariff recoverability, market-responsive initiatives at Arcadia Products, cost reduction and market share expansion initiatives at DynaEnergetics, order activity improvements and shipment timing at NobelClad, market opportunities at NobelClad, our ability to access capital markets transactions in the future, our ability to redeem a newly designated series of preferred stock (if issued in connection with the right of the minority interest holder of Arcadia Products to sell its remaining interest in Arcadia Products to us), the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; changes in immigration laws or enforcement programs; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	42

Item 4	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5	Other Information	44

Item 6	Exhibits	45

	Signatures	45

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,551	$31,898
Accounts receivable, net of allowance for doubtful accounts of $9,839 and $9,790, respectively	102,051	93,697
Inventories	167,309	144,552
Prepaid expenses and other	15,256	16,224
Total current assets	313,167	286,371
Property, plant and equipment	248,312	249,280
Less - accumulated depreciation	(127,208)	(121,922)
Property, plant and equipment, net	121,104	127,358
Purchased intangible assets, net	146,338	155,051
Deferred tax assets	211	833
Other assets	68,806	66,218
Total assets	$649,626	$635,831

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,076	$48,188
Accrued expenses	14,173	12,375
Accrued income taxes	2,762	4,289
Accrued employee compensation and benefits	11,921	13,111
Contract liabilities	30,072	22,568
Current portion of long-term debt	3,750	3,438
Other current liabilities	10,776	10,356
Total current liabilities	122,530	114,325
Long-term debt	55,314	47,206
Deferred tax liabilities	412	475
Other long-term liabilities	46,940	44,695
Total liabilities	225,196	206,701
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,559,103 and 21,497,468 shares issued, respectively	1,078	1,075
Additional paid-in capital	308,712	306,293
Accumulated deficit	(19,010)	(13,452)
Other cumulative comprehensive loss	(25,820)	(24,716)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 1,018,154 and 979,334 shares, respectively	(27,610)	(27,150)
Total stockholders’ equity	237,350	242,050
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$649,626	$635,831
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$156,953	$155,487	$292,548	$314,777
Cost of products sold	122,598	118,756	232,750	236,847
Gross profit	34,355	36,731	59,798	77,930
Costs and expenses:
General and administrative expenses	13,916	15,905	28,048	32,579
Selling and distribution expenses	10,625	10,242	21,097	21,868
Amortization of purchased intangible assets	4,357	4,763	8,713	9,526
Strategic review and related expenses	—	775	—	2,073
Restructuring expenses and asset impairments	239	1,149	805	1,474
Total costs and expenses	29,137	32,834	58,663	67,520
Operating income	5,218	3,897	1,135	10,410
Other expense:
Other income (expense), net	15	(346)	(30)	(564)
Interest expense, net	(1,280)	(1,811)	(2,741)	(3,510)
Income (loss) before income taxes	3,953	1,740	(1,636)	6,336
Income tax provision	1,936	1,419	3,157	4,152
Net income (loss)	$2,017	$321	$(4,793)	$2,184
Less: Net income attributable to redeemable noncontrolling interest	1,510	205	765	1,391
Net income (loss) attributable to DMC Global Inc. stockholders	$507	$116	$(5,558)	$793

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$0.10	$(0.24)	$(0.24)	$(0.20)
Diluted	$0.10	$(0.24)	$(0.24)	$(0.20)
Weighted average shares outstanding:
Basic	20,199,424	20,134,760	20,133,159	19,861,073
Diluted	20,235,822	20,134,760	20,133,159	19,861,073
Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to DMC Global Inc. stockholders	$507	$116	$(5,558)	$793
Adjustment of redeemable noncontrolling interest	1,541	(4,900)	806	(4,819)
Net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$2,048	$(4,784)	$(4,752)	$(4,026)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,017	$321	$(4,793)	$2,184

Change in cumulative foreign currency translation adjustment	(563)	3,478	(1,104)	4,652
Other comprehensive income (loss)	$1,454	$3,799	$(5,897)	$6,836

Less: comprehensive income attributable to redeemable noncontrolling interest	1,510	205	765	1,391

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(56)	$3,594	$(6,662)	$5,445
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Accumulated	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In		Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2025	21,497,468	$1,075	$306,293	$(13,452)	$(24,716)	(979,334)	$(27,150)	$242,050	$187,080
Net loss	—	—	—	(6,065)	—	—	—	(6,065)	(745)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(541)	—	—	(541)	—
Share activity in connection with stock compensation plans	(15,061)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	853	—	—	—	—	853	10
Adjustment of redeemable noncontrolling interest	—	—	(735)	—	—	—	—	(735)	735
Treasury stock activity	—	—	—	—	—	(27,922)	(367)	(367)	—
Balances, March 31, 2026	21,482,407	$1,074	$306,412	$(19,517)	$(25,257)	(1,007,256)	$(27,517)	$235,195	$187,080
Net income	—	—	—	507	—	—	—	507	1,510
Change in cumulative foreign currency translation adjustment	—	—	—	—	(563)	—	—	(563)	—
Share activity in connection with stock compensation plans	76,696	4	(4)	—	—	—	—	—	—
Stock-based compensation	—	—	763	—	—	—	—	763	31
Adjustment of redeemable noncontrolling interest	—	—	1,541	—	—	—	—	1,541	(1,541)
Treasury stock activity	—	—	—	—	—	(10,898)	(93)	(93)	—
Balances, June 30, 2026	21,559,103	$1,078	$308,712	$(19,010)	$(25,820)	(1,018,154)	$(27,610)	$237,350	$187,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Share activity in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080
Net income	—	—	—	116	—	—	—	116	205
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,478	—	—	3,478	—
Share activity in connection with stock compensation plans	84,779	4	(4)	—	—	(8,356)	—	—	—
Stock-based compensation	—	—	1,322	—	—	—	—	1,322	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,200)
Adjustment of redeemable noncontrolling interest	—	—	(4,026)	(874)	—	—	—	(4,900)	4,900
Treasury stock activity	—	—	—	—	—	14,124	(82)	(82)	—
Balances, June 30, 2025	21,487,809	$1,074	$304,243	$—	$(24,908)	(906,540)	$(26,552)	$253,857	$187,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,793)	$2,184
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,303	7,367
Amortization of purchased intangible assets	8,713	9,526
Amortization of deferred debt issuance costs	472	448
Stock-based compensation	1,657	3,016
Bad debt expense	95	696
Deferred income taxes	559	414
Asset impairments	—	296
Other, net	(576)	988
Change in:
Accounts receivable, net	(9,193)	(4,854)
Inventories	(23,444)	10,716
Prepaid expenses and other	6,781	12,367
Accounts payable	1,882	(4,449)
Contract liabilities	7,630	(11,415)
Accrued expenses and other liabilities	(7,425)	(7,566)
Net cash (used in) provided by operating activities	(10,339)	19,734
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,384)	(6,700)
Proceeds from property, plant and equipment reimbursements	1,403	1,788
Proceeds on sale of property, plant and equipment	335	27
Proceeds from settlement of note receivable	—	4,167
Net cash used in investing activities	(1,646)	(718)
Cash flows from financing activities:
Repayments on term loan	(1,562)	(1,250)
Borrowings on revolving loans	123,938	46,859
Repayments on revolving loans	(114,175)	(57,887)
Payment of debt issuance costs	—	(650)
Distributions to redeemable noncontrolling interest holder	—	(6,255)
Treasury stock purchases	(460)	(563)
Net cash provided by (used in) financing activities	7,741	(19,746)

Effects of exchange rates on cash	897	(1,132)

Net decrease in cash and cash equivalents	(3,347)	(1,862)
Cash and cash equivalents, beginning of the period	31,898	14,289
Cash and cash equivalents, end of the period	$28,551	$12,427

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
During the three and six months ended June 30, 2026, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, continued volatility in oil and gas markets, elevated interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2026, net provisions of $34 and $95, respectively, were recorded. During the three and six months ended June 30, 2025, net recoveries of $10 and net provisions of $696, respectively, were recorded.
The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2025	$313	$9,445	$32	$9,790
Current period provision for expected credit losses	86	76	16	178
Write-offs charged against the allowance	(44)	—	—	(44)
Recoveries of amounts previously reserved	(15)	(68)	—	(83)
Impacts of foreign currency exchange rates and other	—	(2)	—	(2)
Allowance for doubtful accounts, June 30, 2026	$340	$9,451	$48	$9,839

Contract Liabilities
At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities consisted of the following for the periods presented:

	June 30, 2026	December 31, 2025
Arcadia Products	$13,244	$9,073
DynaEnergetics	146	483
NobelClad	16,682	13,012
Total	$30,072	$22,568
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
The purchase price for any interests sold pursuant to the Call Option or Put Option continues to be based upon a predefined calculation as included within the Operating Agreement. The calculation is based on a multiple of Arcadia Products’ adjusted EBITDA over a defined period or, if higher, a “Floor Value” for 100% of Arcadia Products equal to $467,700 (or $187,080 for the minority owner’s 40% interest), in each case subject to certain adjustments. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, as set forth in the Operating Agreement, would be replicated in a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.
The number of shares of Put Preferred to be issued in connection with the Put Option (if the Company utilizes that payment mechanism) would be initially determined and valued at the volume weighted average trading price of the Company’s common stock over the 60 days preceding the delivery of the Put Option notice. The Put Preferred would be entitled to dividends at a rate of 3% per annum and would vote with and be convertible into one share of the Company’s common stock. However, in order to comply with applicable Nasdaq rules, the voting and conversion rights of the Put Preferred would initially be limited to 19.9% of the number of shares of DMC common stock outstanding immediately prior to the issuance of the Put Preferred. This voting and conversion cap would be removed only if such removal is approved by DMC’s stockholders. The holder of the Put Preferred would not be allowed to participate in any such stockholder vote. Based on the purchase price definition set forth in the Operating Agreement and the current price of DMC common stock, it is likely that if the Put Preferred is issued, a stockholder vote to remove the voting and conversion cap would result in the minority interest holder acquiring majority voting control of the Company through the involuntary dilution of the existing stockholders.
Upon issuance, the Company may redeem the Put Preferred at any time; however, beginning on June 23, 2027, the Company would begin proportionate annual redemptions of the Put Preferred, provided that the Put Preferred must be redeemed by the third anniversary of its issuance, subject in all cases to the availability of sufficient funds to effect such redemptions as described below.
The Company’s ability to redeem the Put Preferred, including its ability to make the mandatory redemptions described above, is subject to certain statutory and common law limitations under Delaware law. Under Section 160(a) of the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may not purchase or redeem its own shares of capital stock when the capital of the corporation is, or as a result of such transaction would be, impaired. Further, the Delaware courts have stated that a corporation may not redeem shares if doing so “diminishes the ability of the company to pay its debts, or lessens the security of its creditors.” Accordingly, the Company may be restricted from making redemption payments if its capital is impaired, if making the payments would impair its capital or in other circumstances, including where the payment would threaten its ability to continue as a going concern.
In assessing whether the Company has funds legally available to redeem some or all of the Put Preferred, the Company’s board of directors (the “Board”) will be required to make a good faith determination, based upon available data and by methods that the Board reasonably believes reflect present values, as to whether the Company can meet the statutory surplus and common law requirements for each redemption. Such determination may include consideration of the fair value of the Company’s assets and liabilities, including any contingent liabilities discounted for probability and timing, the Company’s projected cash flows and liquidity needs. There can be no assurance that the Company will meet the Delaware statutory surplus and common law requirements to redeem the Put Preferred on the scheduled redemption dates. If the Company does not redeem the Put Preferred as contemplated by the Certificate of Designations because it lacks sufficient legally available funds to do so, Delaware case law indicates that (i) the Company will not be in default under the Certificate of Designations and (ii) the holder of the Put Preferred will not be able to exercise the remedies that would be available to a creditor in the case of a defaulted contractual obligation. In such an event, the Put Preferred, to the extent not redeemed or converted, would remain outstanding and would continue to accrue interest at 3% per annum until such time as the Company has sufficient funds lawfully available to effect the redemption. If the Company does not have sufficient funds lawfully available to redeem the Put Preferred and the Company’s stockholders do not approve the removal of the Put Preferred’s voting and conversion cap, the Put Preferred, other than the 19.9% that may be converted into DMC common stock without a vote of stockholders, will remain outstanding.
Given that the noncontrolling interest in Arcadia Products is subject to possible redemption with redemption rights that are not entirely within the control of the Company, we have concluded that the noncontrolling interest should be accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity (“ASC 480”). The noncontrolling interest is also probable of redemption, as the only criteria for the security to become redeemable is the passage of time. As such, the redeemable noncontrolling interest is classified in temporary equity, separate from the stockholders’ equity section, in the Condensed Consolidated Balance Sheets.
At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive (Loss) Income. As of June 30, 2026, and December 31, 2025, the redeemable noncontrolling interest was $187,080, which is equal to the Floor Value as defined above.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to DMC Global Inc. stockholders, as reported	$507	$116	$(5,558)	$793
Adjustment of redeemable noncontrolling interest	1,541	(4,900)	806	(4,819)
Less: Undistributed net income available to participating securities	(21)	—	—	—
Numerator for basic net income (loss) per share:	2,027	(4,784)	(4,752)	(4,026)
Add: Undistributed net income allocated to participating securities	21	—	—	—
Less: Undistributed net income reallocated to participating securities	(21)	—	—	—
Numerator for diluted net income (loss) per share:	$2,027	$(4,784)	$(4,752)	$(4,026)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	20,199,424	20,134,760	20,133,159	19,861,073
Effect of dilutive securities (1)	36,398	—	—	—
Weighted average shares outstanding for diluted net income (loss) per share	20,235,822	20,134,760	20,133,159	19,861,073
Net income (loss) per share attributable to DMC Global Inc. stockholders
Basic	$0.10	$(0.24)	$(0.24)	$(0.20)
Diluted	$0.10	$(0.24)	$(0.24)	$(0.20)
(1)     For the three months ended June 30, 2026, 64,216 shares have been excluded as their effect would have been anti-dilutive. Given that we were in a net loss position for the three months ended June 30, 2025, and for the six months ended June 30, 2026, and 2025, all potentially dilutive shares were anti-dilutive and therefore excluded from the determination of diluted EPS.
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
The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants previously could elect to diversify contributions of equity awards into other investment options available to Plan participants. Once diversified, such amounts are settled in cash.
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
The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of June 30, 2026.

	Balance Sheet location	June 30, 2026	December 31, 2025
Deferred compensation assets	Prepaid expenses and other	$2,194	$1,854
Deferred compensation assets	Other assets	$688	$2,515
Deferred compensation obligations	Other current liabilities	$2,194	$1,854
Deferred compensation obligations	Other long-term liabilities	$4,126	$5,858
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:
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
Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $12 and $688 as of June 30, 2026, and December 31, 2025, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.
We did not have any Level 3 assets or liabilities recorded as of June 30, 2026, or December 31, 2025.
Restructuring Expenses and Asset Impairments
Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three and six months ended June 30, 2026, we recorded total restructuring expenses of $239 and $805, respectively, related to employee severance associated with headcount reductions at Arcadia Products, DynaEnergetics, and Corporate.
During the three and six months ended June 30, 2025, we recorded total restructuring expenses and asset impairments of $1,149 and $1,474, respectively. Expenses incurred during the six months ended June 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 at DynaEnergetics and employee severance of $869 associated with headcount reductions across all three business segments.
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
Inventories consisted of the following at June 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,382	$17,899	$7,247	$38,528
Work-in-process	8,427	10,994	18,458	37,879
Finished goods	61,672	28,313	648	90,633
Supplies	—	—	269	269
Total inventories	$83,481	$57,206	$26,622	$167,309
Inventories consisted of the following at December 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,382	$24,240	$9,060	$42,682
Work-in-process	6,797	10,036	10,244	27,077
Finished goods	50,257	23,942	314	74,513
Supplies	—	—	280	280
Total inventories	$66,436	$58,218	$19,898	$144,552
4.      PURCHASED INTANGIBLE ASSETS
Our purchased intangible assets consisted of the following at June 30, 2026:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(79,526)	$130,974
Trademarks / Trade names	22,000	(6,636)	15,364
Total intangible assets	$232,500	$(86,162)	$146,338

Our purchased intangible assets consisted of the following at December 31, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(71,546)	$138,954
Trademarks / Trade names	22,000	(5,903)	16,097
Total intangible assets	$232,500	$(77,449)	$155,051
5.      LEASES
The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Nearly all of the Company’s leasing arrangements are classified as operating leases. Right-of-use (“ROU”) asset and lease liability balances were as follows for the periods presented:

	June 30, 2026	December 31, 2025
ROU asset	$41,108	$36,018

Current lease liability	$8,485	$8,337
Long-term lease liability	36,655	31,805
Total lease liability	$45,140	$40,142
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
6.      DEBT
Outstanding borrowings consisted of the following at:

	June 30, 2026	December 31, 2025
Syndicated credit agreement:
U.S. Dollar revolving loan	$16,138	$6,375
Term loan	44,063	45,625
European line of credit	—	—
Outstanding borrowings	60,201	52,000
Less: debt issuance costs	(1,137)	(1,356)
Total debt	59,064	50,644
Less: current portion of long-term debt	(3,750)	(3,438)
Long-term debt	$55,314	$47,206
Syndicated Credit Agreement
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility is payable in installments of $938 per quarter through March 31, 2028. Quarterly term loan payments increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2026, and December 31, 2025, bank guarantees of $2,800 and $800, respectively, were secured.
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
As of June 30, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
European Line of Credit
We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2026, and December 31, 2025, we had no outstanding borrowings under the line of credit, and bank guarantees of €2,678 and €3,074, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.
7.     STOCKHOLDERS PROTECTION RIGHTS AGREEMENT
On June 5, 2024, the Board adopted the Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one right (“Right”) for each share of the Company’s common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth (0.001) of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of the Company’s outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of the Company’s common stock having a market value of twice that amount.
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. As of June 30, 2026, no preferred stock has been issued.
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
We assess available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. As of June 30, 2026, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of June 30, 2026. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the period in which facts support such changes.
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
Segment information is as follows for the three months ended June 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$67,419	$67,383	$22,151	$156,953
Cost of products sold	48,755	56,669	17,141	122,565
Gross profit	18,664	10,714	5,010	34,388

Stock-based compensation*	78	—	—	78
General and administrative expenses	6,145	2,619	746	9,510
Selling and distribution expenses	4,392	4,101	2,081	10,574
Amortization of purchased intangible assets	4,357	—	—	4,357
Restructuring expenses and asset impairments	47	67	—	114
Operating income	3,645	3,927	2,183	9,755
Unallocated corporate expenses				(3,684)
Unallocated stock-based compensation*				(853)
Other income, net				15
Interest expense, net				(1,280)
Income before income taxes				3,953
Income tax provision				1,936
Net income				$2,017
Segment information is as follows for the six months ended June 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$124,125	$126,930	$41,493	$292,548
Cost of products sold	91,796	108,711	32,106	232,613
Gross profit	32,329	18,219	9,387	59,935

Stock-based compensation*	102	—	—	102
General and administrative expenses	12,512	5,259	1,914	19,685
Selling and distribution expenses	8,817	7,983	4,238	21,038
Amortization of purchased intangible assets	8,713	—	—	8,713
Restructuring expenses and asset impairments	542	138	—	680
Operating income	1,643	4,839	3,235	9,717
Unallocated corporate expenses				(6,851)
Unallocated stock-based compensation*				(1,731)
Other expense, net				(30)
Interest expense, net				(2,741)
Loss before income taxes				(1,636)
Income tax provision				3,157
Net loss				$(4,793)

Segment information is as follows for the three months ended June 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$61,980	$66,862	$26,645	$155,487
Cost of products sold	45,730	52,903	20,052	118,685
Gross profit	16,250	13,959	6,593	36,802

Stock-based compensation*	238	—	—	238
General and administrative expenses	6,327	3,028	852	10,207
Selling and distribution expenses	4,214	3,774	2,123	10,111
Amortization of purchased intangible assets	4,763	—	—	4,763
Restructuring expenses and asset impairments	192	746	211	1,149
Operating income	516	6,411	3,407	10,334
Unallocated corporate expenses				(5,258)
Unallocated stock-based compensation*				(1,179)
Other expense, net				(346)
Interest expense, net				(1,811)
Income before income taxes				1,740
Income tax provision				1,419
Net income				$321
Segment information is as follows for the six months ended June 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$127,560	$132,413	$54,804	$314,777
Cost of products sold	90,949	105,643	40,114	236,706
Gross profit	36,611	26,770	14,690	78,071

Stock-based compensation*	475	—	—	475
General and administrative expenses	13,633	5,775	2,043	21,451
Selling and distribution expenses	8,948	8,250	4,407	21,605
Amortization of purchased intangible assets	9,526	—	—	9,526
Restructuring expenses and asset impairments	517	746	211	1,474
Operating income	3,512	11,999	8,029	23,540
Unallocated corporate expenses				(10,625)
Unallocated stock-based compensation*				(2,505)
Other expense, net				(564)
Interest expense, net				(3,510)
Income before income taxes				6,336
Income tax provision				4,152
Net income				$2,184
*    Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Arcadia Products	$5,380	$5,779	$10,765	$11,548
DynaEnergetics	1,644	1,822	3,407	3,613
NobelClad	849	781	1,690	1,575
Segment depreciation and amortization	7,873	8,382	15,862	16,736
Corporate and other	72	88	154	157
Consolidated depreciation and amortization	$7,945	$8,470	$16,016	$16,893
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
Arcadia Products

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
West	$54,878	$50,171	$102,641	$106,531
South	5,908	5,820	10,494	10,994
Northeast	3,535	3,490	6,095	5,636
Midwest	3,098	2,499	4,895	4,399
Total Arcadia Products	$67,419	$61,980	$124,125	$127,560
DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$51,521	$52,155	$100,126	$105,451
Turkmenistan	3,485	—	3,485	—
Canada	2,918	4,053	4,513	7,866
Algeria	1,551	421	1,954	561
Oman	348	805	348	2,844
Indonesia	119	1,422	742	2,536
Ukraine	—	2,126	30	2,365
Turkey	—	20	3,154	526
Rest of the world (1)	7,441	5,860	12,578	10,264
Total DynaEnergetics	$67,383	$66,862	$126,930	$132,413
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
China	$7,396	$542	$12,865	$571
United States	6,277	8,385	10,892	17,347
India	1,518	347	1,698	546
Netherlands	1,365	653	1,937	1,020
Sweden	834	353	3,603	1,067
United Arab Emirates	606	441	1,334	1,416
Canada	597	2,804	2,299	5,037
Germany	549	5,401	1,088	15,151
France	486	1,094	961	1,501
Australia	309	118	1,066	639
Belgium	179	2,306	235	2,818
South Korea	119	1,471	248	1,720
Saudi Arabia	22	855	70	2,654
Rest of the world (1)	1,894	1,875	3,197	3,317
Total NobelClad	$22,151	$26,645	$41,493	$54,804
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue.
During the three and six months ended June 30, 2026, one DynaEnergetics customer accounted for approximately 22% of consolidated net sales for each of the periods. During the three and six months ended June 30, 2025, the same DynaEnergetics customer accounted for approximately 24% and 25%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 26% and 32% of consolidated accounts receivable as of June 30, 2026, and December 31, 2025, respectively.
10.      DERIVATIVE INSTRUMENTS
We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of forward contracts are recognized in “Other income (expense), net” within our Condensed Consolidated Statements of Operations.
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
As of June 30, 2026, and December 31, 2025, the net notional amounts of forward contracts the Company held were $10,776 and $10,858, respectively. At June 30, 2026, and December 31, 2025, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from our foreign currency contracts for the periods presented. These net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2026	2025	2026	2025
Foreign currency contracts	Other income (expense), net	$(123)	$642	$(116)	$957
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
On June 6, 2025, Michael Lewis filed a related stockholder derivative lawsuit in the District Court against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties under Delaware law and violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in the Garson and Laurent complaints. On July 16, 2025, Lee Runey filed another related stockholder derivative lawsuit, also in the District Court, against the Company as nominal defendant and certain directors and officers, alleging breaches of fiduciary duties and other similar claims under Delaware law as well as violations of Section 14(a) of the Exchange Act, based in significant part on the allegations made in Lewis and the amended complaint in Garson. On August 23, 2025, the parties in both derivative cases jointly requested that the District Court consolidate and stay the derivative cases until after a ruling is issued on the pending Garson motion to dismiss, and the District Court granted such request on October 14, 2025. On May 1, 2026, the District Court dismissed all claims associated with the derivative cases.

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
The Company also has been in contact with the Los Angeles Regional Water Quality Control Board to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $354 in aggregate as of June 30, 2026 to address potential claims.
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
U.S. Tariffs
On February 20, 2026, the United States Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 5, 2026, the U.S. Court of International Trade issued an additional ruling stating that importers that have paid tariffs under IEEPA are due refunds. On April 20, 2026, the U.S. Customs and Border Protection released the Consolidated Administration and Processing Entries functionality to facilitate a phased approach to process IEEPA tariff refunds.
During the three months ended June 30, 2026, the Company recognized $1,488 of benefit within costs of products sold related to refunds of tariffs previously paid. The refunds recognized during the quarter relate to specific claims for which the Company concluded realization was probable and the amount could be reasonably estimated. The Company continues to pursue additional tariff refunds associated with IEEPA-related duties previously paid. As of June 30, 2026, the Company has not recognized any amounts related to these additional potential recoveries because the realization and timing of such refunds remain uncertain.

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
Factors Affecting Results
•Consolidated net sales were $156,953 in the second quarter of 2026 versus $155,487 in the second quarter of 2025, an increase of 1%. The increase was primarily attributable to higher sales at Arcadia Products, partially offset by lower sales at NobelClad, as described below.
•Arcadia Products reported net sales of $67,419 in the second quarter of 2026, representing an increase of 9% compared with the second quarter of 2025. The increase was primarily attributable to higher sales volumes in short-cycle commercial exterior and high-end residential markets as well as higher customer pricing in response to increases in raw material input costs.
•DynaEnergetics reported net sales of $67,383 in the second quarter of 2026, representing an increase of 1% compared with the second quarter of 2025. International sales increased $2,291 due to project timing. This increase was partially offset by a decrease in sales in our North American market as a result of lower sales volumes and a decrease in pricing due to a highly competitive environment, which collectively reduced net sales by $1,770.
•NobelClad reported net sales of $22,151 in the second quarter of 2026, representing a decrease of 17% compared with the second quarter of 2025 driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
•The Company’s leverage ratio, calculated in accordance with its credit facility, was 2.19x as of June 30, 2026 in comparison to the maximum ratio permitted of 3.0x. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, was 1.15x as of June 30, 2026.
Refer to “Consolidated Results of Operations” and “Business Segment Financial Information” below for additional discussion.
Outlook
Conditions across our three manufacturing businesses continue to be impacted by macroeconomic and geopolitical developments, including the conflict in the Middle East, uncertainty in global oil and gas markets, elevated interest rates, and changes in global tariff policies. DynaEnergetics and NobelClad, which serve the upstream and downstream oil and gas markets, respectively, remain exposed to fluctuations in crude oil prices. If we or our customers are unable to offset the effects of these conditions, our net sales and profitability may be adversely affected.
Arcadia Products continues to work to mitigate the effects of elevated interest rates, volatile input costs, and generally lower construction activity in its core regional markets. Despite these conditions, Arcadia Products has recently improved product availability and lead times across its network of regional service centers and accelerated sales in its core, short-cycle commercial product line in the second quarter of 2026. Arcadia Products’ high-end residential window and door line also improved reflecting successful efforts to right-size the product offering and refocus on its target market.
DynaEnergetics is continuing a series of initiatives designed to reduce costs and increase market share. Demand remains steady across its North American and international markets. DynaEnergetics also is pursuing growth opportunities in the Enhanced Geothermal Systems industry and has expanded its sales and marketing efforts in certain emerging global shale markets.
NobelClad uses backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to assess near-term demand. Most firm purchase orders and commitments are realized and shipped within 12 months. Order backlog decreased to $63,508 at the end of the second quarter of 2026, compared with $70,308 at the end of the first quarter of 2026, which was the highest level in more than 15 years. Shipments from NobelClad’s order backlog are expected to accelerate during the second half of 2026 and improve NobelClad’s current year financial performance. NobelClad is also pursuing additional opportunities with the U.S. Navy following its recently announced plans to accelerate its Naval readiness program.
Although each of our businesses continue to be affected by challenging end-market conditions, we are beginning to benefit from specific improvement initiatives, most notably at Arcadia Products. However, we continue to evaluate additional mitigation strategies and targeted cost-reduction programs if business conditions do not improve.
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

Consolidated Results of Operations
Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three months ended June 30,
	2026	2025	$ change	% change
Net sales	$156,953	$155,487	$1,466	1%
Gross profit	34,355	36,731	(2,376)	(6%)
Gross profit percentage	21.9%	23.6%
COSTS AND EXPENSES:
General and administrative expenses	13,916	15,905	(1,989)	(13%)
% of net sales	8.9%	10.2%
Selling and distribution expenses	10,625	10,242	383	4%
% of net sales	6.8%	6.6%
Amortization of purchased intangible assets	4,357	4,763	(406)	(9%)
% of net sales	2.8%	3.1%
Strategic review and related expenses	—	775	(775)	(100%)
Restructuring expenses and asset impairments	239	1,149	(910)	(79%)
Operating income	5,218	3,897	1,321	34%
Other income (expense), net	15	(346)	361	104%
Interest expense, net	(1,280)	(1,811)	(531)	(29%)
Income before income taxes	3,953	1,740	2,213	127%
Income tax provision	1,936	1,419	517	36%
Net income	2,017	321	1,696	528%
Less: Net income attributable to redeemable noncontrolling interest	1,510	205	1,305	637%
Net income attributable to DMC Global Inc.	507	116	391	337%
Adjusted EBITDA attributable to DMC Global Inc.	$10,673	$13,538	$(2,865)	(21%)
Net sales were $156,953 for the three months ended June 30, 2026, an increase of 1% compared with the same period in 2025. Arcadia Products’ net sales increased 9% as a result of higher sales volumes in short-cycle commercial exterior and high-end residential markets and higher customer pricing. DynaEnergetics’ net sales increased 1% largely resulting from higher international sales volumes partially offset by lower sales volumes and a decrease in pricing in its core North American market. NobelClad’s net sales decreased 17% driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
Gross profit percentage was 21.9% compared with 23.6% for the same period in 2025. The decrease was primarily attributable to a decrease in pricing in DynaEnergetics’ North American market, as well as an unfavorable mix and higher input costs. This decrease was partially offset by improved absorption of fixed manufacturing overhead costs at Arcadia Products as a result of an increase in net sales.
General and administrative expenses decreased $1,989 for the three months ended June 30, 2026, compared with the same period in 2025, primarily due to lower compensation costs, including reductions in headcount across all three business segments.
Selling and distribution expenses increased $383 for the three months ended June 30, 2026, compared with the same period in 2025, primarily driven by higher selling costs at DynaEnergetics.
Amortization of purchased intangible assets decreased $406 for the three months ended June 30, 2026, compared to the same period in 2025, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review and related expenses of $775 for the three months ended June 30, 2025 primarily included professional service fees.
Restructuring expenses and asset impairments of $239 for the three months ended June 30, 2026 primarily related to employee severance associated with headcount reductions at DynaEnergetics and Corporate.
Restructuring expenses and asset impairments of $1,149 for the three months ended June 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics totaling $605 and $544 of employee severance associated with headcount reductions across all three business segments.
Operating income was $5,218 for the three months ended June 30, 2026, compared to operating income of $3,897 in the same period in 2025, due to higher net sales and corresponding gross profit at Arcadia Products.
Income tax provision of $1,936 was recorded on income before income taxes of $3,953 for the three months ended June 30, 2026, and we recorded an income tax provision of $1,419 on income before income taxes of $1,740 for the three months ended June 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rates were impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rates.
Net income attributable to DMC Global Inc. for the three months ended June 30, 2026 was $507, compared with net income attributable to DMC Global Inc. of $116 for the same period in 2025, primarily due to the factors discussed above.
Adjusted EBITDA decreased for the three months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2026	2025
Net income	$2,017	$321
Interest expense, net	1,280	1,811
Income tax provision	1,936	1,419
Depreciation	3,588	3,707
Amortization of purchased intangible assets	4,357	4,763
EBITDA	13,178	12,021
Stock-based compensation	931	1,417
Strategic review and related expenses	—	775
Restructuring expenses and asset impairments	239	1,149
Executive transition costs	—	520
Other (income) expense, net	(15)	346
Adjusted EBITDA	14,333	16,228
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,660)	(2,690)
Adjusted EBITDA attributable to DMC Global Inc.	$10,673	$13,538

Adjusted Net Income and Adjusted Diluted Earnings Per Share decreased for the three months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2026
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$507	$0.03
Restructuring expenses and asset impairments, net of tax	220	0.01
As adjusted	$727	$0.04
(1)        Calculated using diluted weighted average shares outstanding of 20,235,822.
(2)        Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Three months ended June 30, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$116	$—
Strategic review and related expenses, net of tax	775	0.04
Restructuring expenses and asset impairments, net of tax	1,062	0.05
Executive transition costs, net of tax	520	0.03
As adjusted	$2,473	$0.12
(1)        Calculated using diluted weighted average shares outstanding of 20,134,760.
(2)        Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six months ended June 30,
	2026	2025	$ change	% change
Net sales	$292,548	$314,777	$(22,229)	(7%)
Gross profit	59,798	77,930	(18,132)	(23%)
Gross profit percentage	20.4%	24.8%
COSTS AND EXPENSES:
General and administrative expenses	28,048	32,579	(4,531)	(14%)
% of net sales	9.6%	10.3%
Selling and distribution expenses	21,097	21,868	(771)	(4%)
% of net sales	7.2%	6.9%
Amortization of purchased intangible assets	8,713	9,526	(813)	(9%)
% of net sales	3.0%	3.0%
Strategic review and related expenses	—	2,073	(2,073)	(100%)
Restructuring expenses and asset impairments	805	1,474	(669)	(45%)
Operating income	1,135	10,410	(9,275)	(89%)
Other expense, net	(30)	(564)	(534)	(95%)
Interest expense, net	(2,741)	(3,510)	(769)	(22%)
(Loss) income before income taxes	(1,636)	6,336	(7,972)	126%
Income tax provision	3,157	4,152	(995)	(24%)
Net (loss) income	(4,793)	2,184	(6,977)	319%
Net income attributable to redeemable noncontrolling interest	765	1,391	(626)	(45%)
Net (loss) income attributable to DMC Global Inc.	(5,558)	793	(6,351)	801%
Adjusted EBITDA attributable to DMC Global Inc.	$14,568	$27,929	$(13,361)	(48%)
Net sales were $292,548 for the six months ended June 30, 2026, a decrease of 7% compared with the same period in 2025, due to lower sales at all three business segments. NobelClad’s net sales decreased 24% driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies. DynaEnergetics’ net sales decreased 4% largely resulting from lower sales volumes and a decrease in pricing in its North American market. Arcadia Products’ net sales decreased 3% as a result of lower sales volumes in longer-cycle commercial markets.

Gross profit percentage was 20.4% compared with 24.8% for the same period in 2025. The decrease compared to the prior year was attributable to a decrease in pricing in DynaEnergetics’ North American market, as well as an unfavorable mix and higher input costs. Arcadia Products was also impacted by higher input costs due to inflation in base aluminum metal costs which exceeded corresponding increases in customer pricing. Additionally, gross profit was negatively impacted by lower absorption of fixed manufacturing overhead costs as a result of decreases in net sales at all three business segments.
General and administrative expenses decreased $4,531 for the six months ended June 30, 2026, compared with the same period in 2025, primarily attributable to lower compensation and incentive costs of $3,971, a decrease in business-related travel of $182, and lower outside services costs of $105.
Selling and distribution expenses decreased $771 for the six months ended June 30, 2026, compared with the same period in 2025, driven by lower bad debt expense of $537 and a decrease in compensation costs of $275.
Amortization of purchased intangible assets decreased $813 for the six months ended June 30, 2026, compared to the same period in 2025, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Strategic review and related expenses of $2,073 for the six months ended June 30, 2025 primarily included $1,507 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.

Restructuring expenses and asset impairments of $805 for the six months ended June 30, 2026 related to employee severance associated with headcount reductions at Arcadia Products, DynaEnergetics, and Corporate.
For the six months ended June 30, 2025, restructuring expenses and asset impairments of $1,474 included an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics totaling $605 and $869 of employee severance associated with headcount reductions across all three business segments.
Operating income was $1,135 for the six months ended June 30, 2026, compared to operating income of $10,410 in the same period in 2025, primarily due to lower net sales and corresponding gross profit across all three business segments.
Income tax provision of $3,157 was recorded on loss before income taxes of $1,636 for the six months ended June 30, 2026, and we recorded an income tax provision of $4,152 on income before income taxes of $6,336 for the six months ended June 30, 2025. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the effective rates were impacted unfavorably by state taxes and a valuation allowance in the U.S. which results in no benefit for losses generated domestically. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rates.
Net loss attributable to DMC Global Inc. for the six months ended June 30, 2026 was $5,558, compared to net income attributable to DMC Global Inc. of $793 for the same period in 2025, primarily due to the factors discussed above.
Adjusted EBITDA decreased for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2026	2025
Net (loss) income	$(4,793)	$2,184
Interest expense, net	2,741	3,510
Income tax provision	3,157	4,152
Depreciation	7,303	7,367
Amortization of purchased intangible assets	8,713	9,526
EBITDA	17,121	26,739
Stock-based compensation	1,833	2,980
Strategic review and related expenses	—	2,073
Restructuring expenses and asset impairments	805	1,474
Executive transition costs	—	520
Other expense, net	30	564
Adjusted EBITDA	19,789	34,350
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,221)	(6,421)
Adjusted EBITDA attributable to DMC Global Inc.	$14,568	$27,929

Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share decreased for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2026
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(5,558)	$(0.28)
Restructuring expenses and asset impairments, net of tax	588	0.03
As adjusted	$(4,970)	$(0.25)
(1)        Calculated using diluted weighted average shares outstanding of 20,133,159.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Six months ended June 30, 2025
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$793	$0.04
Strategic review and related expenses, net of tax	2,073	0.10
Restructuring expenses and asset impairments, net of tax	1,257	0.06
Executive transition costs, net of tax	520	0.03
As adjusted	$4,643	$0.23
(1)        Calculated using diluted weighted average shares outstanding of 19,861,073.
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
Arcadia Products
Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three months ended June 30,
	2026	2025	$ change	% change
Net sales	$67,419	$61,980	$5,439	9%
Gross profit	18,664	16,250	2,414	15%
Gross profit percentage	27.7%	26.2%
COSTS AND EXPENSES:
General and administrative expenses	6,205	6,489	(284)	(4%)
Selling and distribution expenses	4,410	4,290	120	3%
Amortization of purchased intangible assets	4,357	4,763	(406)	(9%)
Restructuring expenses and asset impairments	47	192	(145)	(76%)
Operating income	3,645	516	3,129	606%
Adjusted EBITDA	9,150	6,725	2,425	36%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,660)	(2,690)	970	36%
Adjusted EBITDA attributable to DMC Global Inc.	$5,490	$4,035	$1,455	36%
Net sales increased $5,439 for the three months ended June 30, 2026, compared with the same period in 2025, primarily due to higher sales volumes in short-cycle commercial exterior and high-end residential markets as well as higher customer pricing in response to increases in raw material input costs.
Gross profit percentage increased to 27.7% for the three months ended June 30, 2026 primarily due to improved absorption of fixed manufacturing overhead costs as a result of the increase in net sales described above.
General and administrative expenses decreased $284 for the three months ended June 30, 2026, compared with the same period in 2025, primarily due to lower compensation costs as a result of a reduction in headcount.
Amortization of purchased intangible assets decreased $406 for the three months ended June 30, 2026, compared with the same period in 2025, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Restructuring expenses and asset impairments of $47 and $192 for the three months ended June 30, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating income was $3,645 for the three months ended June 30, 2026, compared to operating income of $516 in the same period in 2025, primarily due to higher net sales and corresponding gross profit.

Adjusted EBITDA increased for the three months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2026	2025
Operating income	$3,645	$516
Adjustments:
Depreciation	1,023	1,016
Amortization of purchased intangible assets	4,357	4,763
Stock-based compensation	78	238
Restructuring expenses and asset impairments	47	192
Adjusted EBITDA	9,150	6,725
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(3,660)	(2,690)
Adjusted EBITDA attributable to DMC Global Inc.	$5,490	$4,035
Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six months ended June 30,
	2026	2025	$ change	% change
Net sales	$124,125	$127,560	$(3,435)	(3%)
Gross profit	32,329	36,611	(4,282)	(12%)
Gross profit percentage	26.0%	28.7%
COSTS AND EXPENSES:
General and administrative expenses	12,636	13,949	(1,313)	(9%)
Selling and distribution expenses	8,795	9,107	(312)	(3%)
Amortization of purchased intangible assets	8,713	9,526	(813)	(9%)
Restructuring expenses and asset impairments	542	517	25	5%
Operating income	1,643	3,512	(1,869)	(53%)
Adjusted EBITDA	13,052	16,052	(3,000)	(19%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,221)	(6,421)	(1,200)	(19%)
Adjusted EBITDA attributable to DMC Global Inc.	$7,831	$9,631	$(1,800)	(19%)
Net sales decreased $3,435 for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to lower sales volumes in longer-cycle commercial markets.
Gross profit percentage decreased to 26.0% for the six months ended June 30, 2026 primarily due to inflation in base aluminum metal costs which exceeded corresponding increases in customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
General and administrative expenses decreased $1,313 for the six months ended June 30, 2026, compared with the same period in 2025, primarily as a result of lower compensation costs related to a reduction in headcount.
Selling and distribution expenses decreased $312 for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to lower incentive compensation costs.
Amortization of purchased intangible assets decreased $813 for the six months ended June 30, 2026, compared with the same period in 2025, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses and asset impairments of $542 and $517 for the six months ended June 30, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating income was $1,643 for the six months ended June 30, 2026, compared to operating income of $3,512 in the same period in 2025, primarily due to lower gross profit.
Adjusted EBITDA decreased for the six months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2026	2025
Operating income	$1,643	$3,512
Adjustments:
Depreciation	2,052	2,022
Amortization of purchased intangible assets	8,713	9,526
Stock-based compensation	102	475
Restructuring expenses and asset impairments	542	517
Adjusted EBITDA	13,052	16,052
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,221)	(6,421)
Adjusted EBITDA attributable to DMC Global Inc.	$7,831	$9,631
DynaEnergetics
Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three months ended June 30,
	2026	2025	$ change	% change
Net sales	$67,383	$66,862	$521	1%
Gross profit	10,714	13,959	(3,245)	(23%)
Gross profit percentage	15.9%	20.9%
COSTS AND EXPENSES:
General and administrative expenses	2,619	3,028	(409)	(14%)
Selling and distribution expenses	4,101	3,774	327	9%
Restructuring expenses and asset impairments	67	746	(679)	(91%)
Operating income	3,927	6,411	(2,484)	(39%)
Adjusted EBITDA	$5,638	$8,979	$(3,341)	(37%)
Net sales increased $521 for the three months ended June 30, 2026 compared with the same period in 2025. International sales increased $2,291 due to project timing. This increase was partially offset by a decrease in sales in our North American market as a result of lower sales volumes and a decrease in pricing due to a highly competitive environment, which collectively reduced net sales by $1,770.
Gross profit percentage decreased to 15.9% for the three months ended June 30, 2026 primarily due to a decrease in pricing in the North American market, unfavorable mix and higher input costs.
General and administrative expenses decreased $409 for the three months ended June 30, 2026, compared with the same period in 2025, primarily due to lower compensation costs of $134 and a decrease in lease expense of $111.
Selling and distribution expenses increased $327 for the three months ended June 30, 2026, compared with the same period in 2025, primarily due to higher selling costs.

Restructuring expenses and asset impairments of $67 for the three months ended June 30, 2026 related to employee severance associated with headcount reductions.
Restructuring expenses and asset impairments of $746 for the three months ended June 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 and employee severance of $141 associated with headcount reductions.
Operating income was $3,927 for the three months ended June 30, 2026, compared to operating income of $6,411 in the same period in 2025, primarily due to lower gross profit.
Adjusted EBITDA decreased for the three months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2026	2025
Operating income	$3,927	$6,411
Adjustments:
Depreciation	1,644	1,822
Restructuring expenses and asset impairments	67	746
Adjusted EBITDA	$5,638	$8,979
Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six months ended June 30,
	2026	2025	$ change	% change
Net sales	$126,930	$132,413	$(5,483)	(4%)
Gross profit	18,219	26,770	(8,551)	(32%)
Gross profit percentage	14.4%	20.2%
COSTS AND EXPENSES:
General and administrative expenses	5,259	5,775	(516)	(9%)
Selling and distribution expenses	7,983	8,250	(267)	(3%)
Restructuring expenses and asset impairments	138	746	(608)	(82%)
Operating income	4,839	11,999	(7,160)	(60%)
Adjusted EBITDA	$8,384	$16,358	$(7,974)	(49%)
Net sales decreased $5,483 for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to lower sales volumes and a decrease in pricing due to a highly competitive North American market, which collectively reduced net sales by $8,678. This decrease was partially offset by an increase in international sales of $3,195 primarily due to project timing.
Gross profit percentage decreased to 14.4% for the six months ended June 30, 2026 primarily due to a decrease in pricing in the North American market, unfavorable mix and higher input costs.
General and administrative expenses decreased $516 for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to decreases in lease expense of $281 and business-related travel of $79.
Selling and distribution expenses decreased $267 for the six months ended June 30, 2026, compared with the same period in 2025, primarily due to a reduction in bad debt expense of $419 partially offset by an increase in compensation costs of $246.
Restructuring expenses and asset impairments of $138 for the six months ended June 30, 2026 related to employee severance associated with headcount reductions.

Restructuring expenses and asset impairments of $746 for the six months ended June 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 and employee severance of $141 associated with headcount reductions.
Operating income was $4,839 for the six months ended June 30, 2026, compared with operating income of $11,999 in the same period in 2025, primarily due to lower gross profit.
Adjusted EBITDA decreased for the six months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2026	2025
Operating income	$4,839	$11,999
Adjustments:
Depreciation	3,407	3,613
Restructuring expenses and asset impairments	138	746
Adjusted EBITDA	$8,384	$16,358
NobelClad
Three months ended June 30, 2026 compared with three months ended June 30, 2025

	Three months ended June 30,
	2026	2025	$ change	% change
Net sales	$22,151	$26,645	$(4,494)	(17%)
Gross profit	5,010	6,593	(1,583)	(24%)
Gross profit percentage	22.6%	24.7%
COSTS AND EXPENSES:
General and administrative expenses	746	852	(106)	(12%)
Selling and distribution expenses	2,081	2,123	(42)	(2%)
Restructuring expenses and asset impairments	—	211	(211)	(100%)
Operating income	2,183	3,407	(1,224)	(36%)
Adjusted EBITDA	$3,032	$4,399	$(1,367)	(31%)
Net sales decreased $4,494 for the three months ended June 30, 2026, compared with the same period in 2025, driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
Gross profit percentage decreased to 22.6% for the three months ended June 30, 2026 due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
Restructuring expenses and asset impairments of $211 for the three months ended June 30, 2025 related to employee severance associated with headcount reductions.
Operating income was $2,183 for the three months ended June 30, 2026, compared with operating income of $3,407 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.

Adjusted EBITDA decreased for the three months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2026	2025
Operating income	$2,183	$3,407
Adjustments:
Depreciation	849	781
Restructuring expenses and asset impairments	—	211
Adjusted EBITDA	$3,032	$4,399
Six months ended June 30, 2026 compared with six months ended June 30, 2025

	Six months ended June 30,
	2026	2025	$ change	% change
Net sales	$41,493	$54,804	$(13,311)	(24%)
Gross profit	9,387	14,690	(5,303)	(36%)
Gross profit percentage	22.6%	26.8%
COSTS AND EXPENSES:
General and administrative expenses	1,914	2,043	(129)	(6%)
Selling and distribution expenses	4,238	4,407	(169)	(4%)
Restructuring expenses and asset impairments	—	211	(211)	(100%)
Operating income	3,235	8,029	(4,794)	(60%)
Adjusted EBITDA	$4,925	$9,815	$(4,890)	(50%)
Net sales decreased $13,311 for the six months ended June 30, 2026, compared with the same period in 2025, driven by the timing of large project shipments out of backlog and lower activity levels due in part to the impact of evolving tariff policies.
Gross profit percentage decreased to 22.6% for the six months ended June 30, 2026 due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
Restructuring expenses and asset impairments of $211 for the six months ended June 30, 2025 related to employee severance associated with headcount reductions.
Operating income was $3,235 for the six months ended June 30, 2026, compared with operating income of $8,029 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.
Adjusted EBITDA decreased for the six months ended June 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2026	2025
Operating income	$3,235	$8,029
Adjustments:
Depreciation	1,690	1,575
Restructuring expenses and asset impairments	—	211
Adjusted EBITDA	$4,925	$9,815

Liquidity and Capital Resources
We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $30,513 at June 30, 2026, compared with $18,746 at December 31, 2025. The increase was primarily due to net credit facility borrowings of $8,201 to assist in funding increased working capital to support expected near-term higher activity levels across all of the Company’s business segments.
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
The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The actual leverage ratio as of June 30, 2026 was 2.19 to 1.0.
The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2026, was 1.80 to 1.0.

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
As of June 30, 2026, borrowings of $44,063 on the term loan under our credit facility were outstanding, and $16,138 was outstanding on the revolver.
We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000. As of June 30, 2026, we had no outstanding borrowings, and bank guarantees of €2,678 were secured.
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
The purchase price for any interests sold pursuant to the Call Option or Put Option continues to be based upon a predefined calculation as included within the Operating Agreement. The calculation is based on a multiple of Arcadia Products’ adjusted EBITDA over a defined period or, if higher, a “Floor Value” for 100% of Arcadia Products equal to $467,700 (or $187,080 for the minority owner’s 40% interest), in each case subject to certain adjustments. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, as set forth in the Operating Agreement, would be replicated in a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.
The number of shares of Put Preferred to be issued in connection with the Put Option (if the Company utilizes that payment mechanism) would be initially determined and valued at the volume weighted average trading price of the Company’s common stock over the 60 days preceding the delivery of the Put Option notice. The Put Preferred would be entitled to dividends at a rate of 3% per annum and would vote with and be convertible into one share of the Company’s common stock. However, in order to comply with applicable Nasdaq rules, the voting and conversion rights of the Put Preferred would initially be limited to 19.9% of the number of shares of DMC common stock outstanding immediately prior to the issuance of the Put Preferred. This voting and conversion cap would be removed only if such removal is approved by DMC’s stockholders. The holder of the Put Preferred would not be allowed to participate in any such stockholder vote. Based on the purchase price definition set forth in the Operating Agreement and the current price of DMC common stock, it is likely that if the Put Preferred is issued, a stockholder vote to remove the voting and conversion cap would result in the minority interest holder acquiring majority voting control of the Company through the involuntary dilution of the existing stockholders.
Upon issuance, the Company may redeem the Put Preferred at any time; however, beginning on June 23, 2027, the Company would begin proportionate annual redemptions of the Put Preferred, provided that the Put Preferred must be redeemed by the third anniversary of its issuance, subject in all cases to the availability of sufficient funds to effect such redemptions as described below.
As of June 30, 2026, the value of the redeemable noncontrolling interest under the Operating Agreement was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder and is subject to potential working capital adjustments. Refer to Note 2 in Part I, Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding. We are currently evaluating options for financing the purchase of the noncontrolling interest, which may include cash generated from operations, borrowings under the credit facility, and/or proceeds from debt or equity issuances. Debt financing could materially impact the Company’s leverage while equity financing could materially dilute existing stockholders. Furthermore, as described in Note 2 in Part I, Item 1, and in Item 1A in Part II of this report, our ability to redeem the Put Preferred, if such shares are issued in connection with the Put Option, is subject to certain statutory and common law limitations under Delaware law.
Other contractual obligations and commitments
Our debt balance, net of deferred debt issuance costs, increased to $59,064 at June 30, 2026, from $50,644 at December 31, 2025, for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2025.
Cash flows from operating activities
Net cash used in operating activities was $10,339 for the six months ended June 30, 2026, compared to net cash provided by operating activities of $19,734 in the same period last year. The decrease in the current year was largely driven by higher working capital balances, which included increased inventory balances at Arcadia Products and NobelClad given current and expected near-term activity level increases, as well as higher raw material input costs at Arcadia Products.
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2026 of $1,646 was attributable to the acquisition, net of proceeds received, of property, plant and equipment.
Net cash used in investing activities for the six months ended June 30, 2025 of $718 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $4,885, partially offset by the settlement of a note receivable of $4,167.
Cash flows from financing activities
Net cash provided by financing activities for the six months ended June 30, 2026 of $7,741 included net credit facility borrowings of $8,201, which were partially offset by treasury stock purchases of $460.
Net cash used in financing activities for the six months ended June 30, 2025 of $19,746 included net credit facility repayments of $12,278, distributions to the redeemable noncontrolling interest holder of $6,255, the payment of debt issuance costs of $650, and treasury stock purchases of $563.
Payment of Dividends
Any determination to pay cash dividends is at the discretion of the Board. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that the Board deems relevant.
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
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have operations in the Middle East, we sell products into the region, and the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions, increase the cost or reduce the availability of debt financing, and adversely impact customer spending patterns in markets in which we operate. In particular, the price of aluminum, the most important raw material for Arcadia Products, rose to multi-year highs earlier in 2026 in part due to the ongoing conflict and the difficulty in sourcing and transporting this material, and while prices have since declined from those highs, they remain elevated and volatile and could increase again if disruptions in the region persist or intensify. While the impacts of conflict between the United States, Israel, and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Our ability to redeem the Put Preferred, if such shares are issued in connection with the Put Option, is subject to certain statutory and common law limitations under Delaware law.
As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, in connection with the exercise of the Put Option, we may issue shares of Put Preferred. Beginning on June 23, 2027, we would begin proportionate annual redemptions of the Put Preferred, provided that the Put Preferred must be redeemed by the third anniversary of its issuance, subject in all cases to the availability of sufficient funds to effect such redemptions. Specifically, under Section 160(a) of the DGCL, a corporation may not purchase or redeem its own shares of capital stock when the capital of the corporation is, or as a result of such transaction would be, impaired. Further, the Delaware courts have stated that a corporation may not redeem shares if doing so “diminishes the ability of the company to pay its debts, or lessens the security of its creditors.” Accordingly, we may be restricted from making redemption payments if our capital is impaired, if making the payments would impair our capital or in other circumstances, including where the payment would threaten our ability to continue as a going concern.
In assessing whether we have funds legally available to redeem our shares of our capital stock, the Board will be required to make a good faith determination, based upon available data and by methods that the Board reasonably believes reflect present values, as to whether we can meet the statutory surplus and common law requirements for each redemption. Such determination may include consideration of the fair value of our assets and liabilities, including any contingent liabilities discounted for probability and timing, our projected cash flows and liquidity needs. There can be no assurance that we will meet the Delaware statutory surplus and common law requirements to redeem the Put Preferred on the scheduled redemption dates.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the second quarter of 2026, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2026	—	$—
May 1 to May 31, 2026	12,472	$7.48
June 1 to June 30, 2026	—	$—
Total	12,472	$7.48
(1)    Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Omnibus Incentive Plan and the 2025 Omnibus Incentive Plan, as applicable, and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2)    As of June 30, 2026, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (1,257,247) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (1,525) into other investment options available to participants in the deferred compensation plan.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1
Amendment No. 2 to Stockholder Protection Rights Agreement, dated as of April 24, 2026, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 27, 2026).

10.1
DMC Global Inc. 2025 Omnibus Incentive Plan (As Amended and Restated Effective May 13, 2026) (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-295848) filed on May 13, 2026).

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

DMC Global Inc.
(Registrant)

Date:	July 29, 2026	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 29, 2026	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)