Form 10-Q
period 2026-09-30
DMC Global Inc.
filed 2026-10-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☑
The number of shares of Common Stock outstanding was 20,540,949 as of October 20, 2026.

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

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2026 and 2025 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	43

Item 4	Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 5	Other Information	44

Item 6	Exhibits	45

	Signatures	45

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,957	$31,898
Accounts receivable, net of allowance for doubtful accounts of $9,831 and $9,790, respectively	109,156	93,697
Inventories	172,346	144,552
Prepaid expenses and other	14,094	16,224
Total current assets	333,553	286,371
Property, plant and equipment	248,837	249,280
Less - accumulated depreciation	(130,551)	(121,922)
Property, plant and equipment, net	118,286	127,358
Purchased intangible assets, net	141,982	155,051
Deferred tax assets	304	833
Other assets	66,662	66,218
Total assets	$660,787	$635,831

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,521	$48,188
Accrued expenses	15,125	12,375
Accrued income taxes	2,902	4,289
Accrued employee compensation and benefits	15,481	13,111
Contract liabilities	24,769	22,568
Current portion of long-term debt	3,750	3,438
Other current liabilities	10,697	10,356
Total current liabilities	130,245	114,325
Long-term debt	47,924	47,206
Deferred tax liabilities	364	475
Other long-term liabilities	45,318	44,695
Total liabilities	223,851	206,701
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,080	187,080
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 21,559,103 and 21,497,468 shares issued, respectively	1,078	1,075
Additional paid-in capital	311,882	306,293
Accumulated deficit	(9,302)	(13,452)
Other cumulative comprehensive loss	(26,192)	(24,716)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 1,018,154 and 979,334 shares, respectively	(27,610)	(27,150)
Total stockholders’ equity	249,856	242,050
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$660,787	$635,831
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$172,825	$151,532	$465,373	$466,309
Cost of products sold	126,379	118,703	359,129	355,550
Gross profit	46,446	32,829	106,244	110,759
Costs and expenses:
General and administrative expenses	16,516	15,282	44,564	47,861
Selling and distribution expenses	10,976	10,668	32,073	32,536
Amortization of purchased intangible assets	4,356	4,764	13,069	14,290
Strategic review and related expenses	—	303	—	2,376
Restructuring expenses and asset impairments	94	1,202	899	2,676
Total costs and expenses	31,942	32,219	90,605	99,739
Operating income	14,504	610	15,639	11,020
Other expense:
Other income (expense), net	18	(334)	(12)	(898)
Interest expense, net	(1,256)	(1,632)	(3,997)	(5,142)
Income (loss) before income taxes	13,266	(1,356)	11,630	4,980
Income tax provision	1,195	714	4,352	4,866
Net income (loss)	$12,071	$(2,070)	$7,278	$114
Less: Net income attributable to redeemable noncontrolling interest	2,363	1,011	3,128	2,402
Net income (loss) attributable to DMC Global Inc. stockholders	$9,708	$(3,081)	$4,150	$(2,288)

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$0.59	$(0.10)	$0.36	$(0.31)
Diluted	$0.59	$(0.10)	$0.36	$(0.31)
Weighted average shares outstanding:
Basic	20,252,213	19,930,699	20,173,280	19,883,652
Diluted	20,315,635	19,930,699	20,223,991	19,883,652
Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to DMC Global Inc. stockholders	$9,708	$(3,081)	$4,150	$(2,288)
Adjustment of redeemable noncontrolling interest	2,395	1,018	3,201	(3,801)
Net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$12,103	$(2,063)	$7,351	$(6,089)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$12,071	$(2,070)	$7,278	$114

Change in cumulative foreign currency translation adjustment	(372)	9	(1,476)	4,661
Other comprehensive income (loss)	$11,699	$(2,061)	$5,802	$4,775

Less: comprehensive income attributable to redeemable noncontrolling interest	2,363	1,011	3,128	2,402

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$9,336	$(3,072)	$2,674	$2,373
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Accumulated	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In		Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2025	21,497,468	$1,075	$306,293	$(13,452)	$(24,716)	(979,334)	$(27,150)	$242,050	$187,080
Net loss	—	—	—	(6,065)	—	—	—	(6,065)	(745)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(541)	—	—	(541)	—
Share activity in connection with stock compensation plans	(15,061)	(1)	1	—	—	—	—	—	—
Stock-based compensation	—	—	853	—	—	—	—	853	10
Adjustment of redeemable noncontrolling interest	—	—	(735)	—	—	—	—	(735)	735
Treasury stock activity	—	—	—	—	—	(27,922)	(367)	(367)	—
Balances, March 31, 2026	21,482,407	$1,074	$306,412	$(19,517)	$(25,257)	(1,007,256)	$(27,517)	$235,195	$187,080
Net income	—	—	—	507	—	—	—	507	1,510
Change in cumulative foreign currency translation adjustment	—	—	—	—	(563)	—	—	(563)	—
Share activity in connection with stock compensation plans	76,696	4	(4)	—	—	—	—	—	—
Stock-based compensation	—	—	763	—	—	—	—	763	31
Adjustment of redeemable noncontrolling interest	—	—	1,541	—	—	—	—	1,541	(1,541)
Treasury stock activity	—	—	—	—	—	(10,898)	(93)	(93)	—
Balances, June 30, 2026	21,559,103	$1,078	$308,712	$(19,010)	$(25,820)	(1,018,154)	$(27,610)	$237,350	$187,080
Net income	—	—	—	9,708	—	—	—	9,708	2,363
Change in cumulative foreign currency translation adjustment	—	—	—	—	(372)	—	—	(372)	—
Stock-based compensation	—	—	775	—	—	—	—	775	32
Adjustment of redeemable noncontrolling interest	—	—	2,395	—	—	—	—	2,395	(2,395)
Balances, September 30, 2026	21,559,103	$1,078	$311,882	$(9,302)	$(26,192)	(1,018,154)	$(27,610)	$249,856	$187,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional	Retained	Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Earnings	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2024	21,083,184	$1,054	$305,460	$—	$(29,560)	(820,322)	$(25,983)	$250,971	$187,080
Net income	—	—	—	677	—	—	—	677	1,186
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,174	—	—	1,174	—
Share activity in connection with stock compensation plans	319,846	16	(13)	—	—	(59,796)	(3)	—	—
Stock-based compensation	—	—	1,504	—	—	—	—	1,504	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,200)
Adjustment of redeemable noncontrolling interest	—	—	—	81	—	—	—	81	(81)
Treasury stock activity	—	—	—	—	—	(32,190)	(484)	(484)	—
Balances, March 31, 2025	21,403,030	$1,070	$306,951	$758	$(28,386)	(912,308)	$(26,470)	$253,923	$187,080
Net income	—	—	—	116	—	—	—	116	205
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,478	—	—	3,478	—
Share activity in connection with stock compensation plans	84,779	4	(4)	—	—	(8,356)	—	—	—
Stock-based compensation	—	—	1,322	—	—	—	—	1,322	95
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,200)
Adjustment of redeemable noncontrolling interest	—	—	(4,026)	(874)	—	—	—	(4,900)	4,900
Treasury stock activity	—	—	—	—	—	14,124	(82)	(82)	—
Balances, June 30, 2025	21,487,809	$1,074	$304,243	$—	$(24,908)	(906,540)	$(26,552)	$253,857	$187,080
Net (loss) income	—	—	—	(3,081)	—	—	—	(3,081)	1,011
Change in cumulative foreign currency translation adjustment	—	—	—	—	9	—	—	9	—
Share activity in connection with stock compensation plans	9,659	1	(1)	—	—	(2,153)	—	—	—
Stock-based compensation	—	—	1,201	—	—	—	—	1,201	7
Adjustment of redeemable noncontrolling interest	—	—	1,018	—	—	—	—	1,018	(1,018)
Treasury stock activity	—	—	—	—	—	1,707	(30)	(30)	—
Balances, September 30, 2025	21,497,468	$1,075	$306,461	$(3,081)	$(24,899)	(906,986)	$(26,582)	$252,974	$187,080
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,278	$114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,936	11,100
Amortization of purchased intangible assets	13,069	14,290
Amortization of deferred debt issuance costs	703	710
Stock-based compensation	2,464	4,376
Bad debt expense	95	1,025
Deferred income taxes	418	(7)
Asset impairments	—	296
Other, net	(761)	905
Change in:
Accounts receivable, net	(16,664)	(551)
Inventories	(28,589)	14,495
Prepaid expenses and other	9,716	14,250
Accounts payable	10,277	610
Contract liabilities	2,297	(9,432)
Accrued expenses and other liabilities	(4,069)	(13,841)
Net cash provided by operating activities	7,170	38,340
Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,364)	(10,943)
Proceeds from property, plant and equipment reimbursements	1,498	3,682
Proceeds on sale of property, plant and equipment	345	47
Proceeds from settlement of note receivable	—	4,167
Net cash used in investing activities	(2,521)	(3,047)
Cash flows from financing activities:
Repayments on term loan	(2,500)	(1,875)
Borrowings on revolving loans	176,275	99,159
Repayments on revolving loans	(173,075)	(111,805)
Payment of debt issuance costs	—	(650)
Distributions to redeemable noncontrolling interest holder	—	(6,400)
Treasury stock purchases	(460)	(578)
Net cash provided by (used in) financing activities	240	(22,149)

Effects of exchange rates on cash	1,170	(1,021)

Net increase in cash and cash equivalents	6,059	12,123
Cash and cash equivalents, beginning of the period	31,898	14,289
Cash and cash equivalents, end of the period	$37,957	$26,412

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
During the three and nine months ended September 30, 2026, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, continued volatility in oil and gas markets, elevated interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, net provisions of $0 and $95, respectively, were recorded. During the three and nine months ended September 30, 2025, net provisions of $329 and $1,025, respectively, were recorded.
The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2025	$313	$9,445	$32	$9,790
Current period provision for expected credit losses	85	65	33	183
Write-offs charged against the allowance	(51)	—	—	(51)
Recoveries of amounts previously reserved	(15)	(73)	—	(88)
Impacts of foreign currency exchange rates and other	—	(2)	(1)	(3)
Allowance for doubtful accounts, September 30, 2026	$332	$9,435	$64	$9,831

Contract Liabilities
At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities consisted of the following for the periods presented:

	September 30, 2026	December 31, 2025
Arcadia Products	$12,917	$9,073
DynaEnergetics	529	483
NobelClad	11,323	13,012
Total	$24,769	$22,568
We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, primarily supply chain delays and disruptions.
Redeemable Noncontrolling Interest
On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement permits the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company (“Put Option”). The Put Option became exercisable on September 6, 2026. As of September 30, 2026, and through the date of the filing of this report, the minority interest holder has not exercised the Put Option.
The purchase price for any interests sold pursuant to the Call Option or Put Option is based upon a predefined calculation as included within the Operating Agreement. The calculation is based on a multiple of Arcadia Products’ adjusted EBITDA over a defined period or, if higher, a “Floor Value” for 100% of Arcadia Products equal to $467,700 (or $187,080 for the minority owner’s 40% interest), in each case subject to certain adjustments. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, as set forth in the Operating Agreement, would be replicated in a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.
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
At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive (Loss) Income. As of September 30, 2026, and December 31, 2025, the redeemable noncontrolling interest was $187,080, which is equal to the Floor Value as defined above.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to DMC Global Inc. stockholders, as reported	$9,708	$(3,081)	$4,150	$(2,288)
Adjustment of redeemable noncontrolling interest	2,395	1,018	3,201	(3,801)
Less: Undistributed net income available to participating securities	(122)	—	(74)	—
Numerator for basic net income (loss) per share:	11,981	(2,063)	7,277	(6,089)
Add: Undistributed net income allocated to participating securities	122	—	74	—
Less: Undistributed net income reallocated to participating securities	(121)	—	(74)	—
Numerator for diluted net income (loss) per share:	$11,982	$(2,063)	$7,277	$(6,089)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	20,252,213	19,930,699	20,173,280	19,883,652
Effect of dilutive securities (1)	63,422	—	50,711	—
Weighted average shares outstanding for diluted net income (loss) per share	20,315,635	19,930,699	20,223,991	19,883,652
Net income (loss) per share attributable to DMC Global Inc. stockholders
Basic	$0.59	$(0.10)	$0.36	$(0.31)
Diluted	$0.59	$(0.10)	$0.36	$(0.31)
(1)     For the three and nine months ended September 30, 2026, 31,361 and 56,517 shares, respectively, have been excluded as their effect would have been anti-dilutive. Given that we were in a net loss position for the three and nine months ended September 30, 2025, all potentially dilutive shares were anti-dilutive and therefore excluded from the determination of diluted EPS.
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
The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of September 30, 2026.

	Balance Sheet location	September 30, 2026	December 31, 2025
Deferred compensation assets	Prepaid expenses and other	$2,186	$1,854
Deferred compensation assets	Other assets	$667	$2,515
Deferred compensation obligations	Other current liabilities	$2,186	$1,854
Deferred compensation obligations	Other long-term liabilities	$4,047	$5,858
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
Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds of $12 and $688 as of September 30, 2026, and December 31, 2025, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.
We did not have any Level 3 assets or liabilities recorded as of September 30, 2026, or December 31, 2025.
Restructuring Expenses and Asset Impairments
Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three and nine months ended September 30, 2026, we recorded total restructuring expenses of $94 and $899, respectively, related to employee severance associated with headcount reductions at Arcadia Products, DynaEnergetics, and Corporate.
During the three and nine months ended September 30, 2025, we recorded total restructuring expenses and asset impairments of $1,202 and $2,676, respectively. Expenses incurred during the nine months ended September 30, 2025 included contract termination costs associated with exiting a lease at NobelClad of $1,013, an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics of $605, and employee severance associated with headcount reductions across all three business segments of $1,058.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public business entities to disclose more detailed information about the types of expense in commonly presented expense captions to provide investors with more transparent and detailed expense information. The guidance is effective for fiscal years beginning after December 15, 2026 on a prospective basis. Early adoption and retrospective application of the amendments are permitted. The Company is within the scope of this ASU and expects to adopt ASU 2024-03 for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028.
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
Inventories consisted of the following at September 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$15,156	$19,819	$4,901	$39,876
Work-in-process	9,150	11,536	18,231	38,917
Finished goods	62,780	30,405	143	93,328
Supplies	—	—	225	225
Total inventories	$87,086	$61,760	$23,500	$172,346
Inventories consisted of the following at December 31, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,382	$24,240	$9,060	$42,682
Work-in-process	6,797	10,036	10,244	27,077
Finished goods	50,257	23,942	314	74,513
Supplies	—	—	280	280
Total inventories	$66,436	$58,218	$19,898	$144,552
4.      PURCHASED INTANGIBLE ASSETS
Our purchased intangible assets consisted of the following at September 30, 2026:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(83,515)	$126,985
Trademarks / Trade names	22,000	(7,003)	14,997
Total intangible assets	$232,500	$(90,518)	$141,982

Our purchased intangible assets consisted of the following at December 31, 2025:

	Gross	Accumulated Amortization	Net
Customer relationships	$210,500	$(71,546)	$138,954
Trademarks / Trade names	22,000	(5,903)	16,097
Total intangible assets	$232,500	$(77,449)	$155,051
5.      LEASES
The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Nearly all of the Company’s leasing arrangements are classified as operating leases. Right-of-use (“ROU”) asset and lease liability balances were as follows for the periods presented:

	September 30, 2026	December 31, 2025
ROU asset	$39,072	$36,018

Current lease liability	$8,379	$8,337
Long-term lease liability	34,644	31,805
Total lease liability	$43,023	$40,142
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
6.      DEBT
Outstanding borrowings consisted of the following at:

	September 30, 2026	December 31, 2025
Syndicated credit agreement:
U.S. Dollar revolving loan	$9,575	$6,375
Term loan	43,125	45,625
European line of credit	—	—
Outstanding borrowings	52,700	52,000
Less: debt issuance costs	(1,026)	(1,356)
Total debt	51,674	50,644
Less: current portion of long-term debt	(3,750)	(3,438)
Long-term debt	$47,924	$47,206
Syndicated Credit Agreement
On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provided for certain changes to the credit facility and increased the maximum commitment amount from $200,000 to $300,000. The credit facility originally allowed for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan (“DDTL”) facility. On February 6, 2026, the ability of the Company to access the $50,000 DDTL facility expired per the terms of the First Amendment. The $50,000 term loan facility is payable in installments of $938 per quarter through March 31, 2028. Quarterly term loan payments increase to $1,250 from June 30, 2028, through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2026, and December 31, 2025, bank guarantees of $3,173 and $800, respectively, were secured.
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
As of September 30, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
European Line of Credit
We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2026, and December 31, 2025, we had no outstanding borrowings under the line of credit, and bank guarantees of €3,038 and €3,074, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.
7.     STOCKHOLDER PROTECTION RIGHTS AGREEMENT
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
The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. As of September 30, 2026, no preferred stock has been issued.
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
We assess available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. As of September 30, 2026, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by historical losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in 2024. Accordingly, we have maintained the previously established valuation allowance against the corresponding net deferred tax assets in the U.S. as of September 30, 2026. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the period in which facts support such changes.
DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. Our tax provisions reflect our best estimate of state, local, federal and foreign taxes. In 2024, tax audits in Germany of our NobelClad and DynaEnergetics subsidiaries commenced for the years 2019 through 2021. During the third quarter of 2026, German tax authorities proposed transfer pricing adjustments that would increase local taxable income. Although the examination remains ongoing, the Company evaluated the proposed adjustments and recognized an uncertain tax position liability and a partially offsetting U.S. income tax receivable, resulting in net income tax expense of $543 for the three months ended September 30, 2026. These amounts reflect our best estimate of the amounts expected to be sustained upon resolution of this matter, including the impact of appeals we intend to pursue.
9.      BUSINESS SEGMENTS
Our business is organized into three segments: Arcadia Products, DynaEnergetics and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the high-end residential construction market. DynaEnergetics designs, manufactures, markets, and sells perforating systems, detonators, and associated hardware primarily for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (“LNG”) processing equipment.
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
Segment information is as follows for the three months ended September 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$76,886	$67,124	$28,815	$172,825
Cost of products sold	54,892	49,580	21,873	126,345
Gross profit	21,994	17,544	6,942	46,480

Stock-based compensation*	79	—	—	79
General and administrative expenses	7,085	3,076	1,171	11,332
Selling and distribution expenses	4,647	4,233	2,045	10,925
Amortization of purchased intangible assets	4,356	—	—	4,356
Restructuring expenses and asset impairments	47	31	—	78
Operating income	5,780	10,204	3,726	19,710
Unallocated corporate expenses				(4,344)
Unallocated stock-based compensation*				(862)
Other income, net				18
Interest expense, net				(1,256)
Income before income taxes				13,266
Income tax provision				1,195
Net income				$12,071
Segment information is as follows for the nine months ended September 30, 2026:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$201,011	$194,054	$70,308	$465,373
Cost of products sold	146,688	158,291	53,979	358,958
Gross profit	54,323	35,763	16,329	106,415

Stock-based compensation*	181	—	—	181
General and administrative expenses	19,597	8,334	3,085	31,016
Selling and distribution expenses	13,464	12,217	6,283	31,964
Amortization of purchased intangible assets	13,069	—	—	13,069
Restructuring expenses and asset impairments	589	169	—	758
Operating income	7,423	15,043	6,961	29,427
Unallocated corporate expenses				(11,195)
Unallocated stock-based compensation*				(2,593)
Other expense, net				(12)
Interest expense, net				(3,997)
Income before income taxes				11,630
Income tax provision				4,352
Net income				$7,278

Segment information is as follows for the three months ended September 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$61,661	$68,946	$20,925	$151,532
Cost of products sold	43,944	58,970	15,717	118,631
Gross profit	17,717	9,976	5,208	32,901

Stock-based compensation*	18	—	—	18
General and administrative expenses	6,062	2,416	2,076	10,554
Selling and distribution expenses	4,156	4,514	1,870	10,540
Amortization of purchased intangible assets	4,764	—	—	4,764
Restructuring expenses and asset impairments	132	57	1,013	1,202
Operating income	2,585	2,989	249	5,823
Unallocated corporate expenses				(3,871)
Unallocated stock-based compensation*				(1,342)
Other expense, net				(334)
Interest expense, net				(1,632)
Loss before income taxes				(1,356)
Income tax provision				714
Net loss				$(2,070)
Segment information is as follows for the nine months ended September 30, 2025:

	Arcadia Products	DynaEnergetics	NobelClad	Total
Net sales	$189,221	$201,359	$75,729	$466,309
Cost of products sold	134,893	164,613	55,831	355,337
Gross profit	54,328	36,746	19,898	110,972

Stock-based compensation*	493	—	—	493
General and administrative expenses	19,695	8,191	4,119	32,005
Selling and distribution expenses	13,104	12,764	6,277	32,145
Amortization of purchased intangible assets	14,290	—	—	14,290
Restructuring expenses and asset impairments	649	803	1,224	2,676
Operating income	6,097	14,988	8,278	29,363
Unallocated corporate expenses				(14,496)
Unallocated stock-based compensation*				(3,847)
Other expense, net				(898)
Interest expense, net				(5,142)
Income before income taxes				4,980
Income tax provision				4,866
Net income				$114
*    Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Arcadia Products	$5,378	$5,784	$16,143	$17,332
DynaEnergetics	1,693	1,821	5,100	5,434
NobelClad	842	813	2,532	2,388
Segment depreciation and amortization	7,913	8,418	23,775	25,154
Corporate and other	76	79	230	236
Consolidated depreciation and amortization	$7,989	$8,497	$24,005	$25,390
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
Arcadia Products

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
West	$62,523	$51,342	$165,164	$157,873
South	7,397	4,153	17,891	15,147
Northeast	3,140	3,664	9,235	9,300
Midwest	3,826	2,502	8,721	6,901
Total Arcadia Products	$76,886	$61,661	$201,011	$189,221
DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$51,113	$54,975	$151,239	$160,426
India	5,656	172	6,122	438
Canada	2,244	1,255	6,757	9,121
Kuwait	1,573	1,298	3,918	2,916
Egypt	1,479	1,227	3,475	2,952
Algeria	809	1,253	2,763	1,814
Oman	599	986	947	3,830
Ukraine	259	783	289	3,147
United Arab Emirates	200	2,652	609	3,375
Turkey	—	1,315	3,129	1,841
Turkmenistan	—	—	3,469	—
Rest of the world (1)	3,192	3,030	11,337	11,499
Total DynaEnergetics	$67,124	$68,946	$194,054	$201,359
(1)        Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$9,246	$7,031	$20,138	$24,379
China	6,239	1,731	19,104	2,302
India	4,012	461	5,710	1,008
Spain	2,508	148	2,713	481
Italy	1,244	54	1,737	260
United Arab Emirates	1,025	594	2,359	2,010
Canada	960	2,982	3,259	8,020
Germany	605	1,791	1,693	16,942
Sweden	447	185	4,050	1,252
France	407	812	1,368	2,312
Belgium	388	230	623	3,047
Netherlands	328	437	2,265	1,457
South Korea	216	1,985	463	3,704
Bahrain	71	717	211	1,028
Saudi Arabia	—	119	62	2,773
Rest of the world (1)	1,119	1,648	4,553	4,754
Total NobelClad	$28,815	$20,925	$70,308	$75,729
(1)        Rest of the world does not include any individual country comprising sales greater than 3% of total NobelClad revenue.
During the three and nine months ended September 30, 2026, one DynaEnergetics customer accounted for approximately 20% and 21%, respectively, of consolidated net sales. During the three and nine months ended September 30, 2025, the same DynaEnergetics customer accounted for approximately 26% and 25%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 26% and 32% of consolidated accounts receivable as of September 30, 2026, and December 31, 2025, respectively.
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
As of September 30, 2026, and December 31, 2025, the net notional amounts of forward contracts the Company held were $15,383 and $10,858, respectively. At September 30, 2026, and December 31, 2025, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from our foreign currency contracts for the periods presented. These net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2026	2025	2026	2025
Foreign currency contracts	Other income (expense), net	$(193)	$(88)	$(309)	$869
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
The Company also has been in contact with the Los Angeles Regional Water Quality Control Board to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. As of September 30, 2026, the Company has accrued $354 in aggregate to address potential claims.
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

During the three and nine months ended September 30, 2026, the Company recognized $5,425 and $6,913, respectively, of benefit within costs of products sold related to refunds of tariffs previously paid by DynaEnergetics. The refunds recognized relate to specific claims for which the Company concluded realization was probable and the amount could be reasonably estimated. The Company continues to pursue additional tariff refunds associated with IEEPA-related duties previously paid. As of September 30, 2026, the Company has not recognized any amounts related to these additional potential recoveries because the realization and timing of such refunds remain uncertain.

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
DynaEnergetics
DynaEnergetics designs, manufactures, markets, and sells perforating systems, detonators, and associated hardware primarily for the global oil and gas industry. These products are primarily sold to oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, and Asia. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Well completion operations are increasingly complex, which in turn has increased the demand for intrinsically-safe, reliable and technically advanced perforating systems.
Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, manufacturing facility lease expense, depreciation of manufacturing facilities and equipment, supplies and other manufacturing overhead expenses.
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
Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, manufacturing facility lease expense, depreciation of manufacturing facilities and equipment, supplies and other manufacturing overhead expenses.
Factors Affecting Results
•Consolidated net sales were $172,825 in the third quarter of 2026 versus $151,532 in the third quarter of 2025, an increase of 14%. The increase was attributable to higher sales at Arcadia Products and NobelClad, partially offset by lower sales at DynaEnergetics, as described below.
•Arcadia Products reported net sales of $76,886 in the third quarter of 2026, representing an increase of 25% compared with the third quarter of 2025. The increase was primarily attributable to higher sales volumes across all product lines.
•DynaEnergetics reported net sales of $67,124 in the third quarter of 2026, representing a decrease of 3% compared with the third quarter of 2025. The decrease was primarily attributable to lower sales volumes in our North American market which reduced net sales by $2,828. This decrease was partially offset by an increase in international sales of $1,006 due to project timing.
•NobelClad reported net sales of $28,815 in the third quarter of 2026, representing an increase of 38% compared with the third quarter of 2025 driven principally by shipments associated with a large international petrochemical project.
•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.41x as of September 30, 2026 in comparison to the maximum ratio permitted of 3.0x. The Company’s adjusted leverage ratio, calculated using net debt, a non-GAAP measure, was 0.39x as of September 30, 2026.
Refer to “Consolidated Results of Operations” and “Business Segment Financial Information” below for additional discussion.
Outlook
Despite the improved profitability of our three manufacturing businesses, each continues to be impacted by macroeconomic and geopolitical developments, including the conflict in the Middle East, volatility in global oil and gas markets, elevated interest rates, and changes in global tariff policies. DynaEnergetics and NobelClad, which serve the upstream and downstream oil and gas markets, respectively, remain exposed to fluctuations in crude oil prices. If we or our customers are unable to offset the effects of these conditions, our net sales and profitability may be adversely affected.
Arcadia Products continues to work to mitigate the effects of elevated interest rates, volatile input costs, and generally lower construction activity in its core regional markets. During the third quarter of 2026, Arcadia Products continued to focus on improving product availability and lead times across its network of regional service centers, and accelerated sales in its core, short-cycle commercial product line. Sales of Arcadia Products’ high-end residential windows and doors also improved, reflecting successful efforts to right-size the product offering and refocus on its target markets.
DynaEnergetics is continuing a series of initiatives designed to reduce costs and increase market share. While demand remains steady across its North American and international markets, DynaEnergetics has expanded its sales and marketing efforts in certain emerging global shale markets. Additionally, DynaEnergetics is pursuing growth opportunities in the defense and Enhanced Geothermal Systems industries.
NobelClad uses backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to assess near-term demand. Most firm purchase orders and commitments are realized and shipped within 12 months. Order backlog increased to $72,361 at the end of the third quarter of 2026, compared with $63,508 at the end of the second quarter of 2026, with increases attributable to large project orders in the energy, engineered wood and defense sectors. Shipments from NobelClad’s order backlog accelerated during the third quarter and are expected to remain above historic levels during the fourth quarter. NobelClad continues to pursue additional opportunities with the U.S. Navy following its recently announced plans to accelerate its naval readiness program.
Although each of our businesses continue to be affected by challenging end-market conditions, we are beginning to benefit from specific improvement initiatives. However, we will continue to evaluate additional mitigation strategies and targeted cost-reduction programs if business conditions deteriorate.
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

Consolidated Results of Operations
Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three months ended September 30,
	2026	2025	$ change	% change
Net sales	$172,825	$151,532	$21,293	14%
Gross profit	46,446	32,829	13,617	41%
Gross profit percentage	26.9%	21.7%
COSTS AND EXPENSES:
General and administrative expenses	16,516	15,282	1,234	8%
% of net sales	9.6%	10.1%
Selling and distribution expenses	10,976	10,668	308	3%
% of net sales	6.4%	7.0%
Amortization of purchased intangible assets	4,356	4,764	(408)	(9%)
% of net sales	2.5%	3.1%
Strategic review and related expenses	—	303	(303)	(100%)
Restructuring expenses and asset impairments	94	1,202	(1,108)	(92%)
Operating income	14,504	610	13,894	2,278%
Other income (expense), net	18	(334)	352	105%
Interest expense, net	(1,256)	(1,632)	(376)	(23%)
Income (loss) before income taxes	13,266	(1,356)	14,622	1,078%
Income tax provision	1,195	714	481	67%
Net income (loss)	12,071	(2,070)	14,141	683%
Less: Net income attributable to redeemable noncontrolling interest	2,363	1,011	1,352	134%
Net income (loss) attributable to DMC Global Inc.	9,708	(3,081)	12,789	415%
Adjusted EBITDA attributable to DMC Global Inc.	$19,014	$8,564	$10,450	122%
Net sales were $172,825 for the three months ended September 30, 2026, an increase of 14% compared with the same period in 2025. Arcadia Products’ net sales increased 25% primarily as a result of higher sales volumes across all product lines. NobelClad’s net sales increased 38% driven principally by shipments associated with a large international petrochemical project. DynaEnergetics’ net sales declined 3% due to lower sales volumes in its core North American market, partially offset by higher international sales due to project timing.
Gross profit percentage was 26.9% compared with 21.7% for the same period in 2025. The increase was primarily attributable to DynaEnergetics due to refunds recognized for tariffs previously paid of $5,425, as well as the impact of cost savings initiatives and an improved sales mix.
General and administrative expenses increased $1,234 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to higher incentive compensation costs.
Selling and distribution expenses increased $308 for the three months ended September 30, 2026, compared with the same period in 2025, primarily driven by higher selling costs at all three business segments.
Amortization of purchased intangible assets decreased $408 for the three months ended September 30, 2026, compared to the same period in 2025, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Strategic review and related expenses of $303 for the three months ended September 30, 2025 primarily included professional service fees.

Restructuring expenses and asset impairments of $94 for the three months ended September 30, 2026 primarily related to employee severance associated with headcount reductions at Arcadia Products and DynaEnergetics.
Restructuring expenses and asset impairments of $1,202 for the three months ended September 30, 2025 included $1,013 in contract termination costs associated with exiting a lease at NobelClad and $189 of employee severance associated with headcount reductions, primarily at Arcadia Products.
Operating income was $14,504 for the three months ended September 30, 2026, compared to operating income of $610 in the same period in 2025, due to higher net sales at Arcadia Products and NobelClad and higher gross profit at all three business segments, including refunds recognized for tariffs previously paid of $5,425 at DynaEnergetics.
Other income, net of $18 for the three months ended September 30, 2026 primarily related to net realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into intercompany and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Income tax provision of $1,195 was recorded on income before income taxes of $13,266 for the three months ended September 30, 2026, compared with an income tax provision of $714 on a loss before income taxes of $1,356 for the three months ended September 30, 2025. Our most significant operations are in the United States and Germany, which have statutory income tax rates of 21% and 32% (combined), respectively. The mix of income or loss before income taxes between these jurisdictions is a primary driver of the difference between our 21% statutory tax rate and our effective tax rate. State taxes and a U.S. valuation allowance, which results in no tax benefit for losses generated domestically, also unfavorably impact our effective tax rate. For the three months ended September 30, 2026, the effective tax rate was further unfavorably affected by the recognition of an uncertain tax position liability related to an ongoing tax audit in Germany. These unfavorable impacts were partially offset by the operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder, which are not taxed at DMC.
Net income attributable to DMC Global Inc. for the three months ended September 30, 2026 was $9,708, compared with net loss attributable to DMC Global Inc. of $3,081 for the same period in 2025, primarily due to the factors discussed above.
Adjusted EBITDA increased for the three months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2026	2025
Net income (loss)	$12,071	$(2,070)
Interest expense, net	1,256	1,632
Income tax provision	1,195	714
Depreciation	3,633	3,733
Amortization of purchased intangible assets	4,356	4,764
EBITDA	22,511	8,773
Stock-based compensation	941	1,360
Strategic review and related expenses	—	303
Restructuring expenses and asset impairments	94	1,202
Other (income) expense, net	(18)	334
Adjusted EBITDA	23,528	11,972
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,514)	(3,408)
Adjusted EBITDA attributable to DMC Global Inc.	$19,014	$8,564

Adjusted Net Income (Loss) and Adjusted Diluted Earnings Per Share increased for the three months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income (Loss) and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2026
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$9,708	$0.48
Restructuring expenses and asset impairments, net of tax	75	—
As adjusted	$9,783	$0.48
(1)        Calculated using diluted weighted average shares outstanding of 20,315,635.
(2)        Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Three months ended September 30, 2025
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(3,081)	$(0.16)
Strategic review and related expenses, net of tax	303	0.02
Restructuring expenses and asset impairments, net of tax	1,149	0.06
As adjusted	$(1,629)	$(0.08)
(1)        Calculated using diluted weighted average shares outstanding of 19,930,699.
(2)        Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine months ended September 30,
	2026	2025	$ change	% change
Net sales	$465,373	$466,309	$(936)	—%
Gross profit	106,244	110,759	(4,515)	(4%)
Gross profit percentage	22.8%	23.8%
COSTS AND EXPENSES:
General and administrative expenses	44,564	47,861	(3,297)	(7%)
% of net sales	9.6%	10.3%
Selling and distribution expenses	32,073	32,536	(463)	(1%)
% of net sales	6.9%	7.0%
Amortization of purchased intangible assets	13,069	14,290	(1,221)	(9%)
% of net sales	2.8%	3.1%
Strategic review and related expenses	—	2,376	(2,376)	(100%)
Restructuring expenses and asset impairments	899	2,676	(1,777)	(66%)
Operating income	15,639	11,020	4,619	42%
Other expense, net	(12)	(898)	(886)	(99%)
Interest expense, net	(3,997)	(5,142)	(1,145)	(22%)
Income before income taxes	11,630	4,980	6,650	134%
Income tax provision	4,352	4,866	(514)	(11%)
Net income	7,278	114	7,164	6,284%
Net income attributable to redeemable noncontrolling interest	3,128	2,402	726	30%
Net income (loss) attributable to DMC Global Inc.	4,150	(2,288)	6,438	281%
Adjusted EBITDA attributable to DMC Global Inc.	$33,583	$36,493	$(2,910)	(8%)
Gross profit percentage was 22.8% compared with 23.8% for the same period in 2025. The decrease compared to the prior year was primarily attributable to NobelClad’s decline in sales which also included a less favorable project mix and lower absorption of fixed manufacturing overhead costs. The decrease in gross profit was also impacted by inflation in base aluminum metal costs at Arcadia Products which exceeded corresponding increases in customer pricing.
General and administrative expenses decreased $3,297 for the nine months ended September 30, 2026, compared with the same period in 2025, primarily attributable to lower outside services costs of $1,117, the prior year recognition of a remediation liability at a former NobelClad European cladding site of $696, lower rent expense at DynaEnergetics of $363, a decrease in business-related travel of $251, and lower depreciation expense of $194.
Amortization of purchased intangible assets decreased $1,221 for the nine months ended September 30, 2026, compared to the same period in 2025, as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Strategic review and related expenses of $2,376 for the nine months ended September 30, 2025 primarily related to $1,786 in professional service fees and $366 in employee retention compensation, including $36 of stock-based compensation.
Restructuring expenses and asset impairments of $899 for the nine months ended September 30, 2026 related to employee severance associated with headcount reductions at Arcadia Products, DynaEnergetics, and Corporate.
For the nine months ended September 30, 2025, restructuring expenses and asset impairments of $2,676 included contract termination costs associated with exiting a lease at NobelClad of $1,013, an asset impairment charge and related contract termination costs associated with exiting a lease at DynaEnergetics of $605, and employee severance associated with headcount reductions across all three business segments of $1,058.

Operating income was $15,639 for the nine months ended September 30, 2026, compared with operating income of $11,020 in the same period in 2025, primarily due to lower general and administrative expenses as well as the absence of strategic review and related expenses.
Other expense, net of $12 for the nine months ended September 30, 2026 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into intercompany and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.
Income tax provision of $4,352 was recorded on income before income taxes of $11,630 for the nine months ended September 30, 2026, compared with an income tax provision of $4,866 on income before income taxes of $4,980 for the nine months ended September 30, 2025. Our most significant operations are in the United States and Germany, which have statutory income tax rates of 21% and 32% (combined), respectively. The mix of income or loss before income taxes between these jurisdictions is a primary driver of the difference between our 21% statutory tax rate and our effective tax rate. State taxes and a U.S. valuation allowance, which results in no tax benefit for losses generated domestically, also unfavorably impact our effective tax rate. These unfavorable impacts were partially offset by the operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder, which are not taxed at DMC.
Net income attributable to DMC Global Inc. for the nine months ended September 30, 2026 was $4,150, compared to net loss attributable to DMC Global Inc. of $2,288 for the same period in 2025, primarily due to the factors discussed above.
Adjusted EBITDA decreased for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2026	2025
Net income	$7,278	$114
Interest expense, net	3,997	5,142
Income tax provision	4,352	4,866
Depreciation	10,936	11,100
Amortization of purchased intangible assets	13,069	14,290
EBITDA	39,632	35,512
Stock-based compensation	2,774	4,340
Strategic review and related expenses	—	2,376
Restructuring expenses and asset impairments	899	2,676
Executive transition costs	—	520
Other expense, net	12	898
Adjusted EBITDA	43,317	46,322
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,734)	(9,829)
Adjusted EBITDA attributable to DMC Global Inc.	$33,583	$36,493

Adjusted Net Income and Adjusted Diluted Earnings Per Share increased for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2026
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$4,150	$0.21
Restructuring expenses and asset impairments, net of tax	663	0.03
As adjusted	$4,813	$0.24
(1)        Calculated using diluted weighted average shares outstanding of 20,223,991.
(2)        Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Nine months ended September 30, 2025
	Amount	Per Share (1)
Net (loss) income attributable to DMC Global Inc. (2)	$(2,288)	$(0.12)
Strategic review and related expenses, net of tax	2,376	0.12
Restructuring expenses and asset impairments, net of tax	2,406	0.12
Executive transition costs, net of tax	520	0.03
As adjusted	$3,014	$0.15
(1)        Calculated using diluted weighted average shares outstanding of 19,883,652.
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
Arcadia Products
Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three months ended September 30,
	2026	2025	$ change	% change
Net sales	$76,886	$61,661	$15,225	25%
Gross profit	21,994	17,717	4,277	24%
Gross profit percentage	28.6%	28.7%
COSTS AND EXPENSES:
General and administrative expenses	7,146	5,998	1,148	19%
Selling and distribution expenses	4,665	4,238	427	10%
Amortization of purchased intangible assets	4,356	4,764	(408)	(9%)
Restructuring expenses and asset impairments	47	132	(85)	(64%)
Operating income	5,780	2,585	3,195	124%
Adjusted EBITDA	11,284	8,519	2,765	32%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,514)	(3,408)	1,106	32%
Adjusted EBITDA attributable to DMC Global Inc.	$6,770	$5,111	$1,659	32%
Net sales increased $15,225 for the three months ended September 30, 2026, compared with the same period in 2025, primarily attributable to higher sales volumes in short-cycle commercial exterior, commercial interior, and high-end residential markets.
General and administrative expenses increased $1,148 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to higher incentive compensation costs.
Selling and distribution expenses increased $427 for the three months ended September 30, 2026, compared with the same period in 2025, primarily driven by higher incentive compensation costs.
Amortization of purchased intangible assets decreased $408 for the three months ended September 30, 2026, compared with the same period in 2025, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Restructuring expenses and asset impairments of $47 and $132 for the three months ended September 30, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating income was $5,780 for the three months ended September 30, 2026, compared to operating income of $2,585 in the same period in 2025, primarily due to higher net sales and corresponding gross profit.

Adjusted EBITDA increased for the three months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2026	2025
Operating income	$5,780	$2,585
Adjustments:
Depreciation	1,022	1,020
Amortization of purchased intangible assets	4,356	4,764
Stock-based compensation	79	18
Restructuring expenses and asset impairments	47	132
Adjusted EBITDA	11,284	8,519
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,514)	(3,408)
Adjusted EBITDA attributable to DMC Global Inc.	$6,770	$5,111
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine months ended September 30,
	2026	2025	$ change	% change
Net sales	$201,011	$189,221	$11,790	6%
Gross profit	54,323	54,328	(5)	—%
Gross profit percentage	27.0%	28.7%
COSTS AND EXPENSES:
General and administrative expenses	19,782	19,947	(165)	(1%)
Selling and distribution expenses	13,460	13,345	115	1%
Amortization of purchased intangible assets	13,069	14,290	(1,221)	(9%)
Restructuring expenses and asset impairments	589	649	(60)	(9%)
Operating income	7,423	6,097	1,326	22%
Adjusted EBITDA	24,336	24,571	(235)	(1%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,734)	(9,829)	(95)	(1%)
Adjusted EBITDA attributable to DMC Global Inc.	$14,602	$14,742	$(140)	(1%)
Net sales increased $11,790 for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to higher sales volumes in short-cycle commercial exterior, commercial interior, and high-end residential markets as well as higher customer pricing in response to increases in raw material input costs.
Gross profit percentage decreased to 27.0% for the nine months ended September 30, 2026 primarily due to inflation in base aluminum metal costs which exceeded corresponding increases in customer pricing.
Amortization of purchased intangible assets decreased $1,221 for the nine months ended September 30, 2026, compared with the same period in 2025, as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.
Restructuring expenses and asset impairments of $589 and $649 for the nine months ended September 30, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating income was $7,423 for the nine months ended September 30, 2026, compared to operating income of $6,097 in the same period in 2025, primarily due to lower amortization expense.

Adjusted EBITDA decreased for the nine months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2026	2025
Operating income	$7,423	$6,097
Adjustments:
Depreciation	3,074	3,042
Amortization of purchased intangible assets	13,069	14,290
Stock-based compensation	181	493
Restructuring expenses and asset impairments	589	649
Adjusted EBITDA	24,336	24,571
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(9,734)	(9,829)
Adjusted EBITDA attributable to DMC Global Inc.	$14,602	$14,742
DynaEnergetics
Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three months ended September 30,
	2026	2025	$ change	% change
Net sales	$67,124	$68,946	$(1,822)	(3%)
Gross profit	17,544	9,976	7,568	76%
Gross profit percentage	26.1%	14.5%
COSTS AND EXPENSES:
General and administrative expenses	3,076	2,416	660	27%
Selling and distribution expenses	4,233	4,514	(281)	(6%)
Restructuring expenses and asset impairments	31	57	(26)	(46%)
Operating income	10,204	2,989	7,215	241%
Adjusted EBITDA	$11,928	$4,867	$7,061	145%
Net sales decreased $1,822 for the three months ended September 30, 2026, compared with the same period in 2025, primarily as a result of lower sales volumes in DynaEnergetics’ core North American market which reduced net sales by $2,828. This decrease was partially offset by an increase in net sales in DynaEnergetics’ international market of $1,006 due to project timing.
Gross profit percentage increased to 26.1% for the three months ended September 30, 2026 primarily due to refunds recognized for tariffs previously paid of $5,425, as well as the impact of cost savings initiatives and an improved sales mix.
General and administrative expenses increased $660 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to higher incentive compensation costs.
Selling and distribution expenses decreased $281 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to lower bad debt expense of $525, partially offset by higher selling costs of $292.
Restructuring expenses and asset impairments of $31 and $57 for the three months ended September 30, 2026, and 2025, respectively, related to employee severance associated with headcount reductions.
Operating income was $10,204 for the three months ended September 30, 2026, compared to operating income of $2,989 in the same period in 2025, primarily due to higher gross profit.

Adjusted EBITDA increased for the three months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2026	2025
Operating income	$10,204	$2,989
Adjustments:
Depreciation	1,693	1,821
Restructuring expenses and asset impairments	31	57
Adjusted EBITDA	$11,928	$4,867
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine months ended September 30,
	2026	2025	$ change	% change
Net sales	$194,054	$201,359	$(7,305)	(4%)
Gross profit	35,763	36,746	(983)	(3%)
Gross profit percentage	18.4%	18.2%
COSTS AND EXPENSES:
General and administrative expenses	8,334	8,191	143	2%
Selling and distribution expenses	12,217	12,764	(547)	(4%)
Restructuring expenses and asset impairments	169	803	(634)	(79%)
Operating income	15,043	14,988	55	—%
Adjusted EBITDA	$20,312	$21,225	$(913)	(4%)
Net sales decreased $7,305 for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to lower sales volumes and a decrease in pricing due to a highly competitive core North American market, which collectively reduced net sales by $11,507. This decrease was partially offset by an increase in international sales of $4,202 primarily due to project timing.
Selling and distribution expenses decreased $547 for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to a reduction in bad debt expense of $931, partially offset by higher incentive compensation costs of $418.
Restructuring expenses and asset impairments of $169 for the nine months ended September 30, 2026 related to employee severance associated with headcount reductions.
Restructuring expenses and asset impairments of $803 for the nine months ended September 30, 2025 included an asset impairment charge and related contract termination costs associated with exiting a lease totaling $605 and employee severance of $198 associated with headcount reductions.
Operating income was $15,043 for the nine months ended September 30, 2026, compared with operating income of $14,988 in the same period in 2025.

Adjusted EBITDA decreased for the nine months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2026	2025
Operating income	$15,043	$14,988
Adjustments:
Depreciation	5,100	5,434
Restructuring expenses and asset impairments	169	803
Adjusted EBITDA	$20,312	$21,225
NobelClad
Three months ended September 30, 2026 compared with three months ended September 30, 2025

	Three months ended September 30,
	2026	2025	$ change	% change
Net sales	$28,815	$20,925	$7,890	38%
Gross profit	6,942	5,208	1,734	33%
Gross profit percentage	24.1%	24.9%
COSTS AND EXPENSES:
General and administrative expenses	1,171	2,076	(905)	(44%)
Selling and distribution expenses	2,045	1,870	175	9%
Restructuring expenses and asset impairments	—	1,013	(1,013)	(100%)
Operating income	3,726	249	3,477	1,396%
Adjusted EBITDA	$4,568	$2,075	$2,493	120%
Net sales increased $7,890 for the three months ended September 30, 2026, compared with the same period in 2025, driven principally by shipments associated with a large international petrochemical project.
Gross profit percentage decreased to 24.1% for the three months ended September 30, 2026 primarily due to an unfavorable project mix.
General and administrative expenses decreased $905 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to the recognition of a remediation liability at a former European cladding site in the three months ended September 30, 2025.
Selling and distribution expenses increased $175 for the three months ended September 30, 2026, compared with the same period in 2025, primarily due to higher incentive compensation costs.
Restructuring expenses and asset impairments of $1,013 for the three months ended September 30, 2025 related to contract termination costs associated with exiting a lease.
Operating income was $3,726 for the three months ended September 30, 2026, compared with operating income of $249 in the same period in 2025, primarily due to higher net sales and corresponding gross profit.

Adjusted EBITDA increased for the three months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2026	2025
Operating income	$3,726	$249
Adjustments:
Depreciation	842	813
Restructuring expenses and asset impairments	—	1,013
Adjusted EBITDA	$4,568	$2,075
Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

	Nine months ended September 30,
	2026	2025	$ change	% change
Net sales	$70,308	$75,729	$(5,421)	(7%)
Gross profit	16,329	19,898	(3,569)	(18%)
Gross profit percentage	23.2%	26.3%
COSTS AND EXPENSES:
General and administrative expenses	3,085	4,119	(1,034)	(25%)
Selling and distribution expenses	6,283	6,277	6	—%
Restructuring expenses and asset impairments	—	1,224	(1,224)	(100%)
Operating income	6,961	8,278	(1,317)	(16%)
Adjusted EBITDA	$9,493	$11,890	$(2,397)	(20%)
Net sales decreased $5,421 for the nine months ended September 30, 2026, compared with the same period in 2025, driven by the timing of shipments out of backlog and generally lower overall activity levels in the first half of 2026 due in part to the impact of evolving tariff policies.
Gross profit percentage decreased to 23.2% for the nine months ended September 30, 2026 due to an unfavorable project mix as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales described above.
General and administrative expenses decreased $1,034 for the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to the recognition of a remediation liability at a former European cladding site during the nine months ended September 30, 2025.
Restructuring expenses and asset impairments of $1,224 for the nine months ended September 30, 2025 included contract termination costs associated with exiting a lease totaling $1,013 and employee severance of $211 associated with headcount reductions.
Operating income was $6,961 for the nine months ended September 30, 2026, compared with operating income of $8,278 in the same period in 2025, primarily due to lower net sales and corresponding gross profit.

Adjusted EBITDA decreased for the nine months ended September 30, 2026, compared with the same period in 2025, due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2026	2025
Operating income	$6,961	$8,278
Adjustments:
Depreciation	2,532	2,388
Restructuring expenses and asset impairments	—	1,224
Adjusted EBITDA	$9,493	$11,890
Liquidity and Capital Resources
We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $13,717 at September 30, 2026, compared with $18,746 at December 31, 2025. The decrease was primarily driven by an increase in cash and cash equivalents resulting from improved operating performance and related cash flow generation across all three of our business segments during the three months ended September 30, 2026.
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
The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2026, we were in compliance with all financial covenants and other provisions of our debt agreements.
The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0; provided, however, that the Second Amendment (as defined below) provides for a temporary increase in the maximum leverage ratio under certain circumstances as described below. The actual leverage ratio as of September 30, 2026 was 1.41 to 1.0.
The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2026, was 3.64 to 1.0.
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
As of September 30, 2026, borrowings of $43,125 on the term loan under our credit facility were outstanding, and $9,575 was outstanding on the revolver.
We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000. As of September 30, 2026, we had no outstanding borrowings, and bank guarantees of €3,038 were secured.
Redeemable noncontrolling interest
The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). The minority interest holder of Arcadia Products also has the right to sell its remaining interest in Arcadia Products to the Company (“Put Option”). The Put Option became exercisable on September 6, 2026. As of September 30, 2026, and through the date of the filing of this report, the minority interest holder has not exercised the Put Option.
The purchase price for any interests sold pursuant to the Call Option or Put Option is based upon a predefined calculation as included within the Operating Agreement. The calculation is based on a multiple of Arcadia Products’ adjusted EBITDA over a defined period or, if higher, a “Floor Value” for 100% of Arcadia Products equal to $467,700 (or $187,080 for the minority owner’s 40% interest), in each case subject to certain adjustments. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in either cash, or 20% in cash and 80% in shares of a newly designated series of preferred stock (the “Put Preferred”) that would be authorized at that time. The terms of the Put Preferred, including the rights, powers and preferences thereof, as set forth in the Operating Agreement, would be replicated in a Certificate of Designations to be filed with the Secretary of State of the State of Delaware.
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
As of September 30, 2026, the value of the redeemable noncontrolling interest under the Operating Agreement was $187,080. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder and is subject to potential working capital adjustments. Refer to Note 2 in Part I, Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding. We are currently evaluating options for financing the purchase of the noncontrolling interest, which may include cash generated from operations, borrowings under the credit facility, and/or proceeds from debt or equity issuances. Debt financing could materially impact the Company’s leverage while equity financing could materially dilute existing stockholders. Furthermore, as described in Note 2 in Part I, Item 1, and in Item 1A in Part II of this report, our ability to redeem the Put Preferred, if such shares are issued in connection with the Put Option, is subject to certain statutory and common law limitations under Delaware law.
Other contractual obligations and commitments
Our debt balance, net of deferred debt issuance costs, increased to $51,674 at September 30, 2026, from $50,644 at December 31, 2025. Our other contractual obligations and commitments have not materially changed since December 31, 2025.
Cash flows from operating activities
Net cash provided by operating activities was $7,170 for the nine months ended September 30, 2026, compared to $38,340 in the same period last year. The decrease was largely driven by higher working capital balances, which included increased inventory levels given the recent and expected rise in activity levels, as well as higher raw material input costs at Arcadia Products.
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 of $2,521 was attributable to the acquisition, net of proceeds received, of property, plant and equipment.
Net cash used in investing activities for the nine months ended September 30, 2025 of $3,047 was attributable to the acquisition, net of proceeds received, of property, plant and equipment of $7,214, partially offset by the settlement of a note receivable of $4,167.
Cash flows from financing activities
Net cash provided by financing activities for the nine months ended September 30, 2026 of $240 included net credit facility borrowings of $700, which were partially offset by treasury stock purchases of $460.
Net cash used in financing activities for the nine months ended September 30, 2025 of $22,149 included net credit facility repayments of $14,521, distributions to the redeemable noncontrolling interest holder of $6,400, payment of debt issuance costs of $650, and treasury stock purchases of $578.
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
Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

DMC Global Inc.
(Registrant)

Date:	October 27, 2026	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	October 27, 2026	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)